Form 10-Q
period 1997-11-30
FRM NEXUS INC
filed 1998-05-29
CIK 1042017

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  NOVEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-29346

                                 FRM NEXUS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-3754422
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   271 NORTH AVENUE, NEW ROCHELLE, N.Y. 10801
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 636-3432
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF MAY 19, 1998, 1,211,635 SHARES OF COMMON STOCK, $.10 PAR VALUE.

                                     PART I

Item 1.  FINANCIAL STATEMENTS


         Consolidated Balance Sheets - November 30, 1997 and 1996

         Consolidated Statements of Income for the Three Months
         And Nine Months ended November 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 1997 and 1996.

         Notes to Consolidated Financial Statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                  November 30,       February 28,
                                                     1997               1997
                                                  -----------        -----------
CURRENT ASSETS

  Cash & cash equivalents                         $ 1,301,475        $ 1,861,219
  Mortgages and notes receivable                           --             81,202
  Finance receivables, net                          2,110,933          1,238,891
  Inventories at cost                                 104,717             97,210
  Other current assets                                239,965            275,078
                                                  -----------        -----------
     TOTAL CURRENT ASSETS                           3,757,090          3,553,600
                                                  -----------        -----------

FIXED ASSETS

  Property, land and equipment                      8,076,840          7,119,469
  Less: Accumulated depreciation                    2,283,492          1,960,709
                                                  -----------        -----------
NET BOOK VALUE                                      5,793,348          5,158,760
                                                  -----------        -----------

OTHER ASSETS

  Real estate held for                              1,436,883          1,429,369
       development and sale
  Mortgage and notes receivable                     2,347,034          2,422,034
  Loans receivable                                     86,474             92,526
  Unamortized leasehold costs                         519,690            548,685
  Technical assistance fees                           232,560            248,490
  Deferred tax asset                                   74,011             63,188

  Other                                               114,881            145,573
                                                  -----------        -----------
TOTAL OTHER ASSETS                                  4,811,533          4,949,865
                                                  -----------        -----------
TOTAL ASSETS                                      $14,361,971        $13,662,225
                                                  ===========        ===========

                 See notes to consolidated financial statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIAIRES
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                        LIABILITIES & STOCKHOLDERS EQUITY

                                                         November 30,     February 28,
                                                             1997             1997
                                                         ------------     ------------
CURRENT LIABILITIES

  Accounts payable and
      Accrued expenses                                   $    820,953     $    888,410
  Notes payable - current maturities                          428,735          244,441
  Due to finance customers                                  1,365,208          957,585
  Taxes payable                                                10,059           14,357
  Other current liabilities                                    27,522           36,111
                                                         ------------     ------------
Total current liabilities                                   2,652,477        2,140,904
                                                         ------------     ------------

Other liabilities
   Notes payable - less current
       maturities                                           2,457,363        2,162,064
   Deferred taxes payable                                       5,764            5,764
   Deferred Income                                          1,910,624        1,910,624
   Finance obligation                                       3,182,261        3,036,466
   Other                                                        6,083           59,418
                                                         ------------     ------------
             Total other liabilities                        7,562,095        7,174,336
                                                         ------------     ------------
             Total liabilities                             10,214,572        9,315,240
                                                         ------------     ------------
  Stockholder's equity
      Common stock -$.10 par value;
                     Authorized - 1,000,000 shares;
                     Issues and outstanding 1,211,635         121,164          121,164
       Capital in excess of par value                       5,887,706        5,887,706
        Retained earnings                                  (1,861,471)      (1,661,885)
                                                         ------------     ------------
              Total stockholder's equity                    4,147,399        4,346,985
                                                         ------------     ------------
   Total liabilities and
              Stockholders equity                        $ 14,361,971     $ 13,662,225
                                                         ============     ============

                 See notes to consolidated financial statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)


                                                                 Three months ended                 Nine months ended
                                                                     November 30,                      November 30,
                                                                1997             1996             1997             1996
                                                            ------------     ------------     ------------     ------------
REVENUE
  Restaurant food sales                                     $  4,071,335     $  4,196,207     $ 13,010,466     $ 12,503,994
   Sale of real estate                                                --         (129,336)              --          713,185
  Interest from mortgages                                         35,338           47,480          110,412           71,074
  Income from the purchase
     of account receivable                                       215,570           36,330          531,153           77,582
                                                            ------------     ------------     ------------     ------------
  Total income                                                 4,322,243        4,150,681       13,652,031       13,365,835
                                                            ------------     ------------     ------------     ------------
COST OF SALES
  Restaurants                                                  1,372,894        1,472,877        4,369,666        4,400,952
  Real estate                                                     11,133          127,819           51,890          820,752
                                                            ------------     ------------     ------------     ------------
  Total cost of sales                                          1,384,027        1,600,696        4,421,556        5,221,704
                                                            ------------     ------------     ------------     ------------
  Gross profit                                                 2,938,216        2,549,985        9,230,475        8,144,131
                                                            ------------     ------------     ------------     ------------

OPERATING EXPENSES
  Selling, general & administrative -
  Restaurants                                                  2,490,902        2,514,325        7,786,526        7,466,884
  Other                                                          382,915           88,596        1,019,119          842,421
  Interest expense                                               113,877          117,274          352,045          232,823
  Depreciation and amortization                                  125,671          139,022          376,334          412,827
                                                            ------------     ------------     ------------     ------------
  Total costs and expenses                                     3,113,365        2,859,217        9,534,024        8,954,955
                                                            ------------     ------------     ------------     ------------
  Income (Loss) from operations before
   income taxes and other items                                 (175,149)        (309,232)        (303,549)        (810,824)

  Interest income                                                  9,000           24,194           42,728           45,184
                                                            ------------     ------------     ------------     ------------
  Income (Loss) before income
     taxes and extraordinary item                               (166,149)        (285,038)        (260,821)        (765,640)

  Provision for (benefit from) income taxes                        9,326          (25,343)          30,439           37,340
                                                            ------------     ------------     ------------     ------------
  Net income (loss) before extraordinary item                   (175,475)        (259,695)        (291,260)        (802,980)

  Extraordinary income, net of applicable taxes of $-0-           91,674               --           91,674               --
                                                            -----------------------------     -----------------------------
  Net income (loss)                                         $    (83,801)    $   (259,695)    $   (199,586)    $   (802,980)
                                                            ============     ============     ============     ============

  Primary and fully diluted net income (loss) per common share and common share equivalents

  Net income (loss) before extraordinary item               $      (0.15)    $      (0.21)    $      (0.24)    $      (0.66)

  Extraordinary income                                      $       0.08     $         --     $       0.08     $         --
                                                            ------------     ------------     ------------     ------------
  Net income (loss)                                         $      (0.07)    $      (0.21)    $      (0.16)    $      (0.66)
                                                            ============     ============     ============     ============
  Number of shares used in computation of primary
  and fully diluted earnings                                $  1,211,635     $  1,211,635     $  1,211,635     $  1,211,635
                                                            ============     ============     ============     ============

                 See notes to consolidated financial statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)


                                                     November 30,    November 30,
                                                        1997            1996
                                                     -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                  $  (199,586)    $  (802,980)

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          376,334         412,827
  Gain on sale of assets                                      --        (191,362)
  Deferred interest expense on finance obligation         73,054          10,368
  Deferred income tax expense (benefit)                  (10,823)        (60,272)
  (Increase) decrease in inventory                        (7,507)        (17,059)
  Acquisition and improvements of real estate
     held for development and sale                        (7,514)        (38,135)
  Proceeds from sale of real estate held
     for development and sale                                 --         410,753
  (Increase) decrease in prepaid expenses
      misc. receivables, and other assets                 65,803         124,675
  Increase (decrease) in accounts payable,
     accrued expenses and taxes                          (71,755)     (1,217,130)
  Increase (decrease) in deferred income                      --        (171,591)
  Increase (decrease) in other liabilities               (61,924)        (46,804)
                                                     -----------     -----------
Net cash provided (used) by operating activities         156,082      (1,586,710)
                                                     -----------     -----------

Cash flows from investing activities:
  Capital expenditures & intangible assets              (965,997)     (1,606,549)
  Loans to officer                                         6,052          (2,900)
  Increase in finance receivables                       (872,042)       (841,626)
  Increase in due to finance customers                   407,623         638,876
  Principal payments on notes receivable                 156,202           9,500
                                                     -----------     -----------
Net cash provided (used) by investing activities      (1,268,162)     (1,802,699)
                                                     -----------     -----------

Cash flows from financing activities:
  Proceeds of notes payable, banks                       700,000       1,780,000
  Principal payments on notes payable                   (220,407)        (98,913)
  Proceeds of finance obligation                         160,548       3,002,348
  Principal payments of finance obligation               (87,805)       (140,672)
  Cost incurred on behalf of PSI                              --         (10,316)
                                                     -----------     -----------
Net cash provided (used) by financing activities         552,336       4,532,447
                                                     -----------     -----------

                 See notes to consolidated financial statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                          Cont'd


                                                     November 30,    November 30,
                                                        1997            1996
                                                     -----------     -----------
Net increase (decrease) in cash                      $  (559,744)    $ 1,143,038
Cash, beginning of period                              1,861,219       1,170,713
                                                     -----------     -----------

Cash, end of period                                  $ 1,301,475     $ 2,313,751
                                                     ===========     ===========

Additional cash flow information:
  Interest expenses paid                             $   231,851     $   228,770
                                                     ===========     ===========

  Income taxes paid                                  $    42,158     $    28,728
                                                     ===========     ===========

Non-Cash investing and financing activities:

Notes receivable from purchase on real estate sold   $        --     $ 2,085,234
                                                     ===========     ===========

                 See notes to consolidated financial statements

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 1:

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of November 30, 1997 and the results of its operations and its cash flows for the nine months ended November 30, 1997 and November 30, 1996, respectively.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as of February 28, 1997.

         The consolidated financial statements should be read in conjunction with the notes to the financials statements as of February 28, 1997.

NOTE 2:

         The results of operations for the three and nine month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3:  EXTRAORDINARY ITEM


         The company realized a net gain of $91,674 as a result of extinguishing certain debts. There was no related tax effect since this occurred as a result of a discharge in bankruptcy (see Note 6G).

NOTE 4:  NOTES PAYABLE


         In October 1997, a $700,000 loan was obtained from a finance company. The loan was used for construction and payment of fees on the leasehold that Nexus holds in Granby, CT. The note bears interest at 12% over its term.

         In December 1997, after making 2 payments of $15,571, Nexus made a prepayment of $238,000. After the prepayment the monthly payment was reduced to $9,863 per month, including principal and interest for the remaining term of 60 month. The note is secured by lease payments received from the tenant, all interests in the Granby property and purchased medical receivables owned by the medical financial subsidiary. There were no closing costs in connection with this loan.

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 4:  NOTES PAYABLE (CONT'D)

         Annual principal maturities for this note for the years ended February 28, are as follows:

                          1998                   $  256,829
                          1999                       69,965
                          2000                       78,843
                          2001                       88,837
                          2002                      100,104
                          2003                       96,851
                                                 ----------
                                                   $691,429
                                                 ==========

NOTE 5: INCOME TAXES

         The provision for (benefit from) income taxes consist of the following:

                                                    November 30,     November 30,
                                                        1997             1996
                                                      --------         --------
Current payable:
Federal                                               $      0         $      0
State                                                   41,262           97,612
                                                      --------         --------
        Total currently payable                         41,262           97,612
                                                      --------         --------

Deferred:
Federal                                                      0                0
State                                                  (10,823)         (60,272)
                                                      --------         --------
        Total deferred                                 (10,823)         (60,272)
                                                      --------         --------

                  Total                               $ 30,439         $ 37,340
                                                      ========         ========

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6:  COMMITMENTS AND CONTINGENCIES

A.       FRANCHISE AGREEMENT COMMITMENTS:

         The food service subsidiaries are the franchisees for the sixteen Wendy's Restaurants it owns and operates. The franchise agreements obligates the subsidiaries to pay to Wendy's International a monthly royalty equal to 4% of the gross sales of each restaurant during the month, or $250, whichever is greater.

         Additionally, the subsidiaries must contribute to Wendy's National Advertising Program 2.5% of the gross sales and spend not less than 1.5% of the gross sales of each restaurant for local and regional advertising. These advertising costs are expensed as incurred.

B.       MINIMUM OPERATING LEASE COMMITMENTS:

         The Wendy's restaurants entered into various leases, with various clauses relating to real estate taxes, common charges, renewals and percentage rent with certain minimum payments.

         In June 1996 the division exercised its option to purchase the land and buildings of the four restaurants it was leasing from Wendy's for $1,680,000. The purchase option agreement required Wendy's to be given the right of first refusal, for a period of twenty years, in the event the properties are resold.

         In July, 1994 Nexus moved its executive offices to office facilities that are leased under a three year and eight month lease expiring on February 28, 1998.

         Subject to annual real estate adjustments, and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the above operating leases as of February 28,:

                  Year Ending
                    February
                  -----------
                  1998                                        $  739,436
                  1999                                           711,230
                  2000                                           714,851
                  2001                                           710,180
                  2002                                           714,346
                  Thereafter                                   6,001,419
                                                              ----------
                  Total                                       $9,591,462
                                                              ==========

                                 FRM NEXUS, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6:  COMMITMENTS AND CONTINGENCIES (CONT'D)

B.       MINIMUM OPERATING LEASE COMMITMENTS (CONT'D)

         On March 1, 1996, pursuant to an agreement for the sale of real estate, Nexus leased back 50% of the building that was sold for a period of ten years. The Company is obligated to pay for construction and landscaping costs necessary to complete the building. The lease calls for monthly rent payable in the period from March 1, 1996 throughout April 1, 1998, on the first day of each such month in said period, shall be determined by the following formula: the sum of (i) $10,500, (ii) the monthly payments due in said month for principal and interest on the first and purchase money notes, namely $34,833 and (iii) the operating expenses payable by the landlord for said month pursuant to this lease and an existing lease on the remainder of the building, less, (iv) the rent receivable from the existing lease for said month under that lease. Commencing May 1, 1998 and for the balance of the term, the annual base rent on a monthly basis is $35,290.33 per month.

         On June 20, 1997, the Company sublet the entire space covered under the lease, with any profit accruing to the Company. The sublease is part of the Real Estate Division of the Company.

C.       CONTRACTS:

1) The Company has a three-year employment contract with one of its executive officers commencing January 1, 1995 through December 31, 1997. The base salary for this executive is $120,000 in 1996, and $130,000 in 1997 plus an unaccountable expense allowance of $5,000 per year, plus any other reasonable expenses. In, addition he received a bonus of $60,000 in 1996.

2) The Food Service Division subsidiaries have three-year consulting contracts with one of its executives and another consultant renewed in 1993 providing for a total fee of approximately $1,750 per month, plus reasonable expenses. At expiration, the agreements are automatically renewable thereafter for as long as these subsidiaries remain in business at not less than the current fee.

D.       SALE OF REAL ESTATE:

1) The sale of real estate in Granby, CT. includes a note receivable from the buyer. Upon full collection of the second mortgage receivable in the amount of $1,825,187, an additional liability will be due and payable to the co-investors of the original mortgage for approximately $150,000. If the note is not collected in full, an amount substantially less will be paid. An accrual is not included for this amount because there is no obligation to pay the co-investors until full payment of the note is received.

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6:  COMMITMENTS AND CONTINGENCIES (CONT'D)

D.       SALE OF REAL ESTATE (CONT'D):

2) The Company received additional consideration for the land sold in Goshen, N.Y., which is not included among the notes receivable. This was a purchase money debenture payable to PSI Capital Corp. for $2,499,750 which matures on February 28, 2002 together with interest at the rate of 6% per annum payable at maturity, but subject to increase or decrease, as set forth below, contingent on the sale of the single family residences to be built on the 165 lots which were sold. There is no interest income being accrued on this debenture. The collection of this purchase money debenture is contingent upon the sale of single family residences at a profit; therefore, none of this amount is included in income.

         Prior to the maturity date, the principal sum of this debenture shall be prepaid as each of the single family residences constructed on the real estate are conveyed to the end purchaser, each such prepayment to be equal to at least 50% of the net profit to the buyer with respect to said sale. The buyer agrees to take such action as is necessary to construct and sell the one family residences and the buyer shall not sell any portion of the real estate except to an end purchaser of said residences. Upon the sale of the last residence that is built or could be built on the real estate, the parties shall compute the amount of the buyer's net profit on all residences constructed on the real estate (the "final net profit of the buyer"). If 50% of the final net profit of the buyer is (i) more that $2,499,750, the excess shall be paid to the seller at the time or (ii) less than $2,499,750, the deficiency shall not be payable by the buyer and the debenture shall be deemed fully paid. At that date the interest shall be adjusted to reflect the actual principal sum of the debenture already paid.

E.       FORMATION OF FRM NEXUS (FORMERLY PSI SETTLEMENT CORP):

         In 1993, Shareholders of Programming and Systems, Inc. (PSI) brought a class action against PSI and certain of its officers in the United States District Court for the Southern District of New York, which was settled by a Stipulation of Settlement dated as of November 15, 1993(the "Stipulation"), pursuant to which PSI Settlement Corp. (Nexus) was formed. On January 21, 1994 Judge Robert Sweet signed the order confirming the Stipulation. Pursuant to that Stipulation (i) the eligible shareholders of PSI received a pro-rata distribution of $1,400,000, after deduction of the fees and expenses of the class action, which amounted to fifty cents per share, and (ii) all the shares of Nexus were delivered to Escrow Agents to hold for the benefit of all shareholders of PSI. Pursuant to the Orders of Judge Sweet, PSI transferred certain assets to Nexus as specified in the Stipulation and the Court's orders. These payments, including the shares of Nexus, fully settled all of the claims by PSI shareholders that could have been asserted against PSI and the other defendants in the class action.

         On June 12, 1995 Judge Sweet signed an order approving an amendment of the Stipulation which permitted Nexus to operate as an ongoing entity rather than liquidating its assets, provided the escrowed

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6:  COMMITMENTS AND CONTINGENCIES (CONT'D)

E.       FORMATION OF FRM NEXUS (FORMERLY PSI SETTLEMENT CORP) (CONT'D):

         shares of Nexus were delivered out to PSI shareholders by June 12, 1997 and listed for trading on NASDAQ.

         In addition to settling the class action and making payment to shareholders, PSI has now settled the action by the Securities and Exchange Commission against it and resolved the material claims and lawsuits, which arose out of its discontinued vocational school operations. At the present time, PSI is indebted to (i) the United States for $1,000,000 by reason of the fraudulent conduct of a former chief executive officer, (ii) to the Internal Revenue Service for $416,000 representing excess refunds of income taxes made by IRS to PSI plus interest thereon and (iii) to a former landlord of a PSI school for $98,621. While PSI may not be able to pay its debts in full, Nexus is not responsible for their payment, will defend against any claim that may be instituted and management believes it will be successful.

F.       LITIGATION:

         The Yolo Capital subsidiary (Yolo) filed an action against the former management for breach of management agreements and for conversion of monies resulting from cutting wood on its property in Hunter, NY. The defendants have counterclaimed against Yolo for breach of contract, interference with contract, conversion and conspiring to interfere with their contracts. The defendants are seeking damages amounting to over $2,000,000. Yolo's legal counsel believes that the counterclaims will be dismissed.

G.       BANKRUPTCY:

         On March 25, 1992, PSI Capital Corp. filed for relief under Chapter 11 of the Bankruptcy Code. This filing was done in order to protect second mortgage positions on two of the properties. This action provided PSI Capital Corp., with sufficient time to negotiate with the holders of prior mortgages and secure PSI Capital Corp's interest in the properties. PSI Capital Corp. emerged from bankruptcy and recognized extinguishment of debt, net fees in the amount of $91,674 (See Note 3).

H.       LOAN GUARANTY:

         The proceeds from a mortgage loan obtained by the purchaser of the property in Granby, CT. were received by the Company in connection with property's sale. As part of the refinancing, Nexus

                                 FRM NEXUS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


NOTE 6:  COMMITMENTS AND CONTINGENCIES (CONT'D)

H.       LOAN GUARANTY (CONT'D)

         guaranteed payment of this mortgage. The initial monthly payment of $16,435 includes interest and principal. The term of the loan is 25 years. The interest rate was fixed at closing based upon the five-year U.S. Treasury Note Constant Maturity Yield plus 2.75% and continues at that rate for the first five years of the loan. Then repricing at the fifth, tenth, fifteenth and twentieth year anniversaries at a rate equal to the then 5-year U.S. Treasury Note Constant Maturity Yield rate on said anniversary date plus 2.75%. The Interest rate will have a ceiling of 12% and a floor of 7% for the first adjustment (year 6) only.

         The amount outstanding with respect to this loan guaranty as of November 30, 1997 and November 30, 1996 was $1,872,985 and $1,893,558,
         respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997 TO THE NINE MONTHS ENDED NOVEMBER 30, 1996.


REVENUES

Total revenues of the Company in the nine months ended November 30, 1997 increased $286,000 from $13,366,000 in the prior nine months ended November 30, 1996 to $13,652,000 in the nine months ended November 30, 1997. This was a result of increases in the food services and medical financing divisions of $507,000 and $453,000, respectively, a total of $960,000 of increases which were reduced by the $674,000 of decrease in revenues in the real estate division. Revenues in the food services division increased to $13,011,000 in the nine months ended November 30, 1997 from $12,504,000 in the prior nine month period, attributable primarily to increases in food sales in the same number of restaurants. Revenues in the medical financing division rose to $531,000 in the nine months ended November 30, 1997 from $78,000 in the nine months ended November 30, 1996 due to the increase in the insurance company receivables purchased in the current period and the realization of income therefrom. Revenues in the real estate division declined to $110,000 in the nine months ended November 30, 1997 from $784,000 in the prior nine month period because there were no sale transactions in the current period in which revenue was recognized as there was in the prior period.


OPERATING LOSS

The Company's operating loss decreased $505,000 from a loss of $766,000 in the nine months ended November 30, 1996 to an operating loss of $261,000 in the nine months ended November 30, 1997. The operating profits of the food services and medical financing divisions increased $218,000 and $308,000, respectively, in the current nine months over the prior period. The balance of the change in the Company's operations is attributable to an increase in the operating loss of $21,000 in the real estate division. Operating profit in the food services division increased to $388,000 in the nine months ended November 30, 1997 from $170,000 in the prior nine month period, attributable to the increased revenues noted above. Operating profit in the medical financing division increased to $314,000 in the nine months ended November 30, 1997 from $6,000 in the nine months ended November 30, 1996 by reason of the increase in the purchase of receivables and the income realized therefrom. The operating loss in the real estate division of $963,000 in the nine months ended November 30, 1997 increased from an operating loss of $942,000 in the prior nine month period notwithstanding the greater reduction in operating revenue in 1997 because the real estate sales in the nine month period ended November 30, 1996 were not profitable.

FINANCIAL CONDITION

COMPARISON OF FINANCIAL CONDITION AT NOVEMBER 30, 1997 TO FEBRUARY 28, 1997

         Stockholders' equity declined $199,586 in the nine months ended November 30, 1997, attributable to the Company's net loss in that period, from $4,346,985, or $3.59 per share, at February 28, 1997 to $4,147,399, or $3.42 per share, at November 30, 1997. The Company's working capital, decreased by $308,083 from $1,412,696 at February 28, 1997 to $1,104,613 at November 30,
1997. The Company's Finance Obligation increased by $145,795 in the nine months ended November 30, 1997 from $3,036,466 at February 28, 1997 to $3,182,261 at
November 30, 1997 because the Company received additional financing from this source.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities in fiscal 1998 including investments in the purchase of insured medical receivables will result in cash used by operations this year. The Company expects this trend to continue with the growth of its medical financing division. The funds for those needs are expected to be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable.

         The Company anticipates that cash will be provided from its food service operations in fiscal 1998, which has shown improvement in operating profit in the first nine months ended November 30, 1997. The real estate division is not expected to be a significant user of cash flow from operations after November 30, 1998 by reason of the disposition as of January 1, 1998 of the formerly vacant space in the East Granby, Connecticut property.

         The Company's real estate assets in Hunter, N.Y. and Brookville, CT are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by asset-based financing.

         The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds from its financing activities. The Company has no present intention of increasing its capital from the sale of common stock, but that may be an option it will explore in the future should management decide that it will assist its goal of increasing the per-share value of the Company's outstanding shares.

ITEM 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the

Company's Real Estate and Medical Financing Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates and principal payment speeds.

         The Company is subject to interest rate risk on the fixed interest rate of its long term mortgage debt and capital leases in its Food Division. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company's Yolo subsidiaries filed an action for breach of contract and conversion in Supreme Court of New York, Westchester County against the former managing agent of its real property in Hunter N.Y. and corporate entities controlled by the agent, after the expiration of the agent's option to purchase the property had expired. The defendants have counterclaimed seeking damages of over $2,000,000 for not permitting exercise of the option. The option price was then, and is now, more than the value of the property carried on the books and the defendants were not then, and are not now, able to pay the option price (See
Note 5 of the Notes to Consolidated Financial Statements). The Company had negotiated to sell the Hunter real estate to the defendants for much less than the option price before the option had expired, but the defendants were unable to raise the financing for the purchase. Discovery in the lawsuit has been completed and it is expected that the matter will be reached for trial in the fiscal year ending February 28, 1999. Company counsel believes that the counterclaims of the defendants will be dismissed.

         On March 25, 1992, PSI Capital Corp. filed in Connecticut for relief under Chapter 11 of the Bankruptcy Code because RTC, which had taken over the first mortgage positions of two Connecticut banks, was about to foreclose on properties, wiping out the value of the second mortgages held by PSI Capital Corp. The stay in the Chapter 11 proceeding provided sufficient time to purchase the first mortgages on the real estate for less than the outstanding principal amount and thereby protected PSI Capital's second mortgage position in the real estate. The two properties were subsequently sold, after which a Plan of Reorganization filed in the Chapter 11 proceeding was confirmed and PSI Capital Corp emerged from Chapter 11 in October 1997.

ITEM 5.  OTHER INFORMATION - CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         In compliance with a representation made to the staff of the Securities and Exchange Commission on February 19, 1998 that the Registrant would have its principal accountant audit over 50% of the assets, revenues and operations for the fiscal year ended February 28, 1998, the Registrant's Audit Committee considered a possible change in the Registrant's Certifying Accountant.

         Ernst & Young LLP was approved on April 18, 1998 as the principal accountant to audit the Registrant's financial statements for the fiscal year ended February 28, 1998. Ernst & Young LLP, the newly engaged accountant, replaces Michael, Adest & Blumenkrantz Certified Public Accountants, P.C., the former principal accountant which audited the Registrant's financial statements for the fiscal years ended February 28, 1997, 1996, 1995 and 1994, expressing reliance in its reports for said fiscal years on the reports of Eric L. Weston the independent accountant who audited the financial statements of Wendclark Corporation and Wendcello Corporation, wholly-owned subsidiaries of the Registrant.

         A. During the Registrant's two most recent fiscal years ended February 28, 1998 and the subsequent interim period prior to engaging Ernst & Young, LLP neither the Registrant nor anyone on its behalf, consulted Ernst & Young, LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements.

         B. Ernst & Young, LLP agreed to be the principal auditor of the Registrant and to conduct its audit of all of the assets, revenues and operations of the Registrant without reliance on the audit of any other independent accountant.

         C. The former principal accountant was aware of the Registrant's representation and was willing to conduct an audit of the Registrant's financial statements for the fiscal year ended February 28, 1998 in compliance with said undertaking. The Registrant's Audit Committee recommended that Ernst & Young LLP be chosen to conduct the audit and the recommendation was approved by the Board of Directors.

         D. On May 27, 1998, the Registrant requested Ernst & Young LLP to review this Item 5 and has given Ernst & Young LLP the opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Registrant's expression of its views, or the respects in which it does not agree with the statements herein.

         E. On May 27, 1998 The Registrant provided Michael, Adest & Blumenkrantz, P.C. with a copy of this Item 5 and requested a letter addressed to the Commission stating whether it agrees with the statements herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

         (a)      Exhibits

         The following exhibits are incorporated herein by reference to Form 10 dated June 27, 1997 except that Exhibit 10.04 is incorporated herein by reference to Amendment No. 1 to Form 10 dated September 19, 1997.

Exhibit
Number      Description
------      -----------

  3.01      Certificate of Incorporation of the Company.
  3.02 Certificate of Amendment of Certificate of Incorporation of the Company.
  3.03      Amended By-Laws of the Company.
  3.04      Settlement Stipulation dated November 17, 1993.
  3.05      Court Order dated November 17, 1993
  3.06      Final Judgment and Order Approving Settlement.
  3.07      Amendment to Settlement Stipulation.
  3.08      Court Order Amending Final Judgment and Order.
  3.09      Stipulation and Order Authorizing Release of Shares From Escrow.
  3.10      Opinion re release of shares.
  4.01      Specimen Common Stock Certificate
  5.01      Opinion re legality of common stock.
 10.01 Agreement for sale of lots in Goshen, NY to Windemere in the Pines at Goshen, Inc.
 10.03      Management Agreement for Wendy's Restaurants.
 10.04      Employment and Consulting Agreement of Peter Barotz.
 19.01      Letter to shareholders dated January 5, 1996.
 19.02      Letter to shareholders dated July 26, 1996.

            (b) No report on Form 8-K has been filed during the quarter for which this report is filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 28, 1998                        FRM NEXUS, INC.



                                    By /s/ SETH GROSSMAN
                                       ----------------------------------------
                                       Seth Grossman, President
                                       (Chief Executive Officer)



May 28, 1998                        By /s/ VICTOR BRODSKY
                                       ----------------------------------------
                                       Victor Brodsky, Vice President
                                       (Chief Accountant and Financial Officer)