Form 10-K405
period 1998-02-28
FRM NEXUS INC
filed 1998-06-12
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 1998

         / / TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to

                         COMMISSION FILE NUMBER: 0-29346


                                 FRM NEXUS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3754422
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

271 NORTH AVENUE, NEW ROCHELLE, NY                                      10801
(Address of principal executive offices)                             (Zip Codes)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 636-3432

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                          Common Stock, $.10 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 19, 1998 was not known because shares were not publicly traded.

         The number of shares outstanding of the registrant's Common Stock as of May 19, 1998 was 1,211,635 shares (before the common stock dividend of one common share for every two common shares owned of record on June 24, 1998).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 1998.

                                 FRM NEXUS, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998


                                                                                                                      Page No.
PART I

         Item 1.           Business................................................................................       1

         Item 2.           Properties..............................................................................       4

         Item 3.           Legal Proceedings.......................................................................       5

         Item 4.           Submission of Matters to a Vote of Security Holders
                                    and Other Information .........................................................       5



PART II

         Item 5.           Market for Registrant's Common Equity and Related
                                     Stockholder Matters...........................................................       7

         Item 6.           Selected Financial Data.................................................................       8

         Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations............................................       9

         Item 7A           Quantitative and Qualitative Disclosures About
                                    Market Risk...................................................................       12

         Item 8.           Financial Statements and Supplementary Data............................................       12

         Item 9.           Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure...........................................       12



PART III

         Item 10.          Directors and Executive Officers of the Registrant....................................        13

         Item 11.          Executive Compensation.................................................................       13

         Item 12.          Security Ownership of Certain Beneficial Owners
                                    and Management................................................................       13

         Item 13.          Certain Relationships and Related Transactions.........................................       13




PART IV

         Item 14.          Exhibits, Financial Statements, Schedules
                                    and Reports on Form 8-K  .....................................................       14

                                     PART I

ITEM 1.           BUSINESS


         FRM Nexus, Inc. (the "Company" or "Nexus") owns, operates and administers three divisions primarily through wholly-owned subsidiary corporations. The FRM in the Company's name stands for the three markets in which Nexus is presently engaged - Food Services, Real Estate Development and Medical Financing.


         THE FOOD SERVICES DIVISION presently consists of sixteen Wendy's restaurants, eight in West Virginia and eight in New York owned by Wendclark Corp. and Wendcello Corp., wholly owned subsidiaries of Nexus. The restaurants are operated by two management corporations, in which Nexus has no interest, under franchise agreements with Wendy's International, the public company listed on the New York Stock Exchange. The management agreements provide for the sharing of the operating profits of the restaurants and certain proceeds of the sale or refinancing of the restaurants. This division commenced business in 1990 with the purchase of eleven restaurants. Since 1990 five additional restaurants were constructed or acquired with the funds and credit of the two Nexus subsidiaries and the management companies.


         THE REAL ESTATE DEVELOPMENT DIVISION of the Company presently conducts its operations through PSI Capital Corp and Yolo Equities Corp., wholly-owned subsidiaries which own and/or control the fee interests in a variety of parcels of real estate, in which co-investors also have interests. Nexus is presently engaged in the development, for residential or commercial use, of real estate located in Goshen, New York, Hunter, New York and Brookfield, Connecticut.


Goshen, New York. A subdivision plan for the development of 165 single family homes in the Village of Goshen, Orange County, New York, was recently agreed upon in settlement of a lawsuit between the Company and the Village of Goshen. The lawsuit had been commenced by the Company to enforce a previously approved subdivision plan for the property. Participating in the settlement was Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies, in which Jed Schutz, a director of Nexus, is an officer, director and shareholder ("Windemere"). Nexus has agreed with Windemere for the joint development of the parcel on terms which will assure Nexus of a specified profit on its land, with the financing to be provided by Windemere and a sharing of any profits to be realized in the construction and sale of the homes.

         In February and August, 1996, Nexus sold the 165 building lots to Windemere for $2,499,150 to be paid principally from construction loan funding plus an additional $2,499,750 contingent on the amount of profit to be realized on the construction and sale of the homes to be built on the lots. The sale was accounted for using the installment method resulting in a deferral of income until the initial and continuing investment criteria is sufficient. The unpaid portion of the long term deferred income attributable to the construction loan funding and the entire contingent profit, if any, have not been reflected in the Company's net income as of February 28, 1998.


Hunter, New York. Nexus controls the fee interest in various properties in Hunter, New York, in which it owns the principal co-investment interest. The properties consist of undeveloped acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the town of Hunter, Greene County, New York. The undeveloped acreage, which Nexus plans to develop, is zoned for single family residences, condominium units and a hotel site. There is already constructed on the property a water treatment plant, a clubhouse with restaurant, tennis courts and swimming pool, a small office building and 8 unsold condominium units. Adjoining the site are some 200 condominium units owned by unrelated persons, who purchased their resort homes from prior owners of Hunter Highlands.

         Hunter, New York has been depressed economically in recent years, which gave rise to the Company's acquisition of this property through the mortgage foreclosure process. Management believes that these properties have a present value to Nexus in excess of the cost of $1,103,897 carried on its balance sheet at February 28, 1998 and have potential for profitable development if there is recovery in the market for second homes in that area.


Brookfield, Connecticut. Nexus owns the fee interest in two parcels of undeveloped land in Brookfield, Connecticut which is carried on the balance sheet at $486,548, which is the face value of the mortgage which the Company foreclosed to acquire its fee title plus foreclosure and capitalized costs. The $486,548 is believed to be less than fair market value. Nexus plans to develop both parcels for commercial use unless it receives an acceptable offer to purchase or lease either or both of them. One parcel is on Federal Road, across from the popular Stew Leonards' Supermarket. The other is a short distance from this location. Nexus has obtained approval to develop a 23,000 square foot retail building on the first parcel and plans to seek approval to develop the second parcel.


         THE MEDICAL FINANCING DIVISION of the Company conducts its operations through a wholly-owned subsidiary, Medical Financial Corp. ("MFC"), a start-up company which commenced business in the fiscal year ended February 28, 1996. MFC purchases insurance company receivables, paying cash to the medical provider in return for a negotiated fee. MFC delivers to its clients specialized services and increased liquidity, which are normally unavailable to medical groups from traditional lenders. MFC's services include an organized, efficient collection of the customers' receivables and management information systems reports of their clients' practices.

MARKETING


         The Company's Wendy's Restaurants participate in Wendy's national advertising campaigns pursuant to the franchise agreements with Wendy's International. National advertising includes network television, radio and print media. The Company's restaurants supplement the franchisor's national efforts with local and regional newspapers, TV, radio and outdoor advertising, where appropriate to the locale.

         The Company's marketing in its real estate activities has been limited in the past, and for the present, to working with real estate brokerage firms in connection with the sale and leasing of properties. When the development of the homes in Goshen, NY commences, Nexus will employ a marketing firm to assist it in pricing, advertising and selling the one-family homes during the construction phases of the development.

         The Medical Financing Division markets its services to medical groups through its own employees relying primarily on customer recommendation, direct mail and personal recruiting.


COMPETITION


         The Company's restaurant business is highly competitive with the many stores in the diverse fast food service field, particularly the McDonalds and Burger King franchisees which are members of large national restaurant chains.

         The Company's presently owned real estate properties are located in communities which have been depressed in past years, so that competition has not been a factor. With the expectation of improved demand and financing for purchasers, the Company will be competing with many owners and developers in the locale to market their properties.

         MFC competes with a wide variety of financial service companies, including banks, and other lending and factoring companies which provide financial assistance and bill collection services to medical providers. The Company's services are designed to serve a niche market and in its focus on purchasing and collecting insured receivables of certain medical groups, the competition is limited to only a few companies of which it is aware.


TRADEMARKS

         The Company's use of the tradename, trademark and logo for Wendy's is pursuant to franchise agreements with Wendy's International for each of its 16 restaurants. These agreements have terms extending many years and there is no reason to expect that the franchises will not be renewed whenever they expire. The day to day operations of the Wendy's subsidiaries, Wendcello Corp. and Wendclark Corp. are managed by two management companies, whose principals have similar agreements with other Wendy's franchisees. Their experience and performance as franchise managers have forged a mutually respected relationship with Wendy's International which has enabled Wendclark and Wendcello to grow the number of restaurants in their region and to foster the expectation of continuing cooperation.


EMPLOYEES

As of May 19, 1998 the Company had 540 employees in its Wendy's operations, 11 employees at MFC and 5 employees in its real estate and parent company operations. None of the Company's employees is represented by a union and Nexus considers its relationship with its employees to be good.


REGULATORY LAWS

The Company is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with such environmental laws is not expected to have a material effect on its business. In addition the Company must comply with health and occupancy regulatory laws of the federal, state and municipal governments relating to the Wendy Restaurants and the regulations of said governments relating to businesses generally. The cost of such compliance is important but continued compliance is not expected to have a material effect on its business.




ITEM 2.   PROPERTIES.


         In addition to the real property held for development and sale as set forth in Item 1 above, Nexus owns certain property, land and equipment utilized in its Wendy's operations which are described in Notes 5 and 6 to the Consolidated Financial Statements herein. These properties secure, to the extent described in Note 6, the four separate notes payable by Wendcello Corp. and Wendclark Corp.

         The Wendy's restaurants are tenants in the various restaurant operating leases described in Note 8 to the Consolidated Financial Statements herein.

         Nexus' lease for its corporate offices in New Rochelle, New York, which also house MFC's operations, runs to February 28, 2001, with an option to renew until February 28, 2004.

         All of the space leased by the Company is leased from unaffiliated third parties.




ITEM 3.           LEGAL PROCEEDINGS


         The Company's Yolo subsidiaries filed an action for breach of contract and conversion in Supreme Court of New York, Westchester County against the former managing agent of its real property in Hunter N.Y. and corporate entities controlled by the agent, after the expiration of the agent's option to purchase the property had expired. The defendants have counterclaimed seeking damages of over $2,000,000 for not permitting exercise of the option. The option price was then, and is now, more than the value of the property carried on the books and the defendants were not then, and are not now, able to pay the option price (See
Note 3 of the Notes to Consolidated Financial Statements). The Company had negotiated to sell the Hunter real estate to the defendants for much less than the option price before the option had expired, but the defendants were unable to raise the financing for the purchase. Discovery in the lawsuit has been completed and it is expected that the matter will be reached for trial in the fiscal year ending February 28, 1999. Company counsel believes that the counterclaims of the defendants will be dismissed.

         On March 25, 1992, PSI Capital Corp. filed in Connecticut for relief under Chapter 11 of the Bankruptcy Code because the Resolution Trust Company, which had taken over the first mortgage positions of two Connecticut banks, was about to foreclose on properties, wiping out the value of the second mortgages held by PSI Capital Corp. The stay in the Chapter 11 proceeding provided sufficient time to purchase the first mortgages on the real estate for less than the outstanding principal amount and thereby protected PSI Capital's second mortgage position in the real estate. The two properties were subsequently sold, after which a Plan of Reorganiza tion filed in the Chapter 11 proceeding was confirmed and PSI Capital Corp emerged from Chapter 11 in October 1997.




ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  AND OTHER INFORMATION


         There were no matters submitted to a vote of the security holders of the Company, either through solicitation of proxies or otherwise, during the period from March 1, 1997 to February 28, 1998 including the fourth quarter of the year ended February 28, 1998.

OTHER INFORMATION

REGISTRATION AND MARKET FOR STOCK

         In March 1998, the Form 10 Registration Statement of FRM Nexus, Inc. pursuant to Section 12(g) of the Securities Exchange Act of 1934 became effective. A complete copy of the Registration Statement, as amended, is being sent to the shareholders with this Annual Report. It includes the financial information for the fiscal years ended February 28, 1997, 1996 and 1995.

         This Annual Report marks the commencement of the Company's annual reporting under the Securities Exchange Act of 1934. With its reporting in place, the Company believes that its Common Stock will be traded in the over-the-counter market. The Company intends to apply for the listing of its shares on NASDAQ when it meets the requirements of the NASD.


STOCK DIVIDEND

         The Board of Directors, at its meeting on May 14, 1998, declared a common stock dividend of one share of common stock for every two shares of common stock owned of record on June 24, 1998. Holders of record on that date will receive the stock dividend on July 14, 1998. Shareholders will not be entitled to receive any resulting fractional shares but will receive the value of any one-half share in cash. The stock dividend was declared in order to increase the number of outstanding shares and meet the requirements for listing on NASDAQ. The Company will account for the stock dividend in the same manner as a 3 for 2 stock split.


CAUTIONARY STATEMENT

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

         Such statements may relate, but are not limited, to projections of revenues, earnings, capital expenditures, plans for growth and future operations, competition as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.

         When the Company uses the words "estimates", "expects", "anticipates", "believes", "plans", "intends", and variations of such words or similar expressions, they are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in real estate values.

         Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date they are made. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after that date or to reflect the occurrence of anticipated events.





                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS



MARKET PRICES OF COMMON STOCK

         The Company's Common Stock, par value $.10 per share ("Common Stock") has not traded in the period for which the high and low sales prices must be set forth.


DIVIDENDS

         No cash dividends have been paid by the Company since its inception. The Company has no present intention of paying any cash dividends on its Common Stock. See Item 4 at page 6 for a recent stock dividend.


HOLDERS

As of May 19, 1998, there were approximately 1,185 holders of record of the Company's Common Stock representing about 2,500 beneficial owners of the Company's shares.

Item 6. Selected Consolidated Financial Data

                        FRM NEXUS, INC. AND SUBSIDIARIES

                                                                            Fiscal Year Ended
                                        February 28,        February 28,       February 29,      February 28,         February 28,
                                            1998                1997                1996               1995               1994
                                        ------------        ------------        ------------        -----------       ------------
Income Statement Data:
Total Revenue                           $ 19,885,949        $ 17,299,472        $ 15,082,650        $14,523,900       $ 14,216,221
Costs and expenses                        18,025,358          18,267,540          15,294,370         14,059,992         13,562,357
                                        ------------        ------------        ------------        -----------       ------------

Income (loss) from operations              1,860,591            (968,068)           (211,720)           463,908            653,864
Interest (expense) net of
  interest income                           (395,042)           (278,871)             12,996             23,313            (26,396)
Other income (expense)                            --                  --                  --                 --         (1,126,137)
                                        ------------        ------------        ------------        -----------       ------------

  Income (loss) before provision
   for income taxes and
   extraordinary item                      1,465,549          (1,246,939)           (198,724)           487,221           (498,669)
Provision for income taxes                   149,132              12,070              28,248             70,004             84,136
                                        ------------        ------------        ------------        -----------       ------------

Income (loss) before extra-
  ordinary item                            1,316,417          (1,259,009)           (226,972)           417,217           (582,805)
Extraordinary income net
  of taxes                                    91,674                  --                  --                 --                 --
                                        ------------        ------------        ------------        -----------       ------------

Net income (loss)                       $  1,408,091        $ (1,259,009)       $   (226,972)       $   417,217       $   (582,805)
                                        ============        ============        ============        ===========       ============

Earnings (loss) per common share:

Income (loss) before
extraordinary item                      $       0.72        $      (0.69)       $      (0.12)       $      0.23       $      (0.32)
Extraordinary income                            0.05                  --                  --                 --                 --
                                        ------------        ------------        ------------        -----------       ------------

Basic and diluted earnings
  (loss) per common share               $       0.77        $      (0.69)       $      (0.12)       $      0.23       $      (0.32)
                                        ============        ============        ============        ===========       ============

Number of shares used in
  computation of basic and
  diluted earnings per share               1,817,453           1,817,453           1,817,453          1,817,453          1,817,453
                                        ============        ============        ============        ===========       ============

                                                                                   As of
                                        February 28,         February 28,        February 29,       February 28,       February 28,
                                            1998                1997                1996               1995               1994
                                        ------------        ------------        ------------        -----------       ------------

Balance Sheet Data:
Working Capital                         $  1,583,888        $  1,412,696        $   (442,940)       $   319,070       $   (222,561)
                                        ============        ============        ============        ===========       ============

Total Assets                            $ 13,014,080        $ 13,662,225        $  9,540,955        $ 5,428,496       $  5,158,298
                                        ============        ============        ============        ===========       ============

Long-term debt                          $  2,391,867        $  5,198,530        $    745,925        $   144,133       $    125,697
                                        ============        ============        ============        ===========       ============

Common Shareholders' equity             $  5,592,874        $  4,346,985        $  5,615,310        $ 4,304,209       $  3,886,992
                                        ============        ============        ============        ===========       ============

Book value per share                    $       3.08        $       2.39        $       3.09        $      2.37       $       2.14
                                        ============        ============        ============        ===========       ============
Common shares
  outstanding                              1,817,453           1,817,453           1,817,453          1,817,453          1,817,453
                                        ============        ============        ============        ===========       ============

 (a) Common shares outstanding at February 28, 1995 and 1994 have been restated to give effect to recapitalization. Common shares outstanding for all periods have been restated to give effect to a stock dividend declared on May 14, 1998.

The year ended February 28, 1994 includes the accounts of FRM Nexus, Inc. from November 15, 1993, (date of inception) and all of the subsidiares it acquired from Programming and Systems, Inc. from March 1, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Consolidated Financial Statements and related Notes thereto included herein and incorporated herein by reference.


OVERVIEW

         Nexus generates revenues from three business segments: food services, real estate and medical financing. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period.


RESULTS OF OPERATIONS

         YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997

         The Company's revenues increased by $2,586,000, or 15%, for the year ended February 28, 1998 (Fiscal 1998) to $19,886,000 from $17,300,000 for the year ended February 28, 1997. The growth was a result of increased revenues in all three divisions. The increase of $440,000 in the food service division was attributable primarily to increases in food sales in the same number of restaurants. The additional revenue of $1,589,000 in the real estate division was attributable primarily to the change from the financing method to the full accrual method of accounting for the sale of real estate in Granby, CT. During Fiscal 1998, the Company's continuing involvement with the property was fully eliminated allowing for the sale to be recorded. Growth in revenues in the medical financing division of $557,000 was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

         Costs and expenses decreased $243,000, or 1%, for Fiscal 1998, to $18,025,000 from $18,268,000 for the year ended February 28, 1997. This net decrease was due to decreases in the real estate division of $742,000, $116,000 in corporate expenses and $60,000 of depreciation and amortization, which were offset by increases of $216,000 in the food services division and $459,000 in the medical financing division.

The decrease in the costs and expenses of the real estate division is attributable to the reduced amount of real estate transactions. The decrease in corporate expenses is primarily due to a reduction in legal expenses. The decrease in depreciation and amortization is due to certain fixed assets becoming fully depreciated in the food service division. The increase of other costs and expenses in the food division is attributable to higher labor costs, which are due in part to an increase in the minimum wage. The increase of the costs and expenses of the medical financing division was attributable to additional expenditures on staff and systems as a result of the increase in volume.

         For the reasons noted above the income from operations increased $2,829,000 from a loss of $968,000 in the year ended February 28, 1997 to income of $1,861,000 in Fiscal 1998. Net interest costs increased $116,000 and the provision for tax increased $137,000 producing an increase in net income before extraordinary item of $2,575,000, from a loss of $1,259,000 in the year ended February 28, 1997 to a profit of $1,316,000 in Fiscal 1998.

         After adding the extraordinary income of $92,000 in Fiscal 1998 the Company's net income rose $2,667,000 to $1,408,000 in Fiscal 1998 from a loss of $1,259,000 in the year ended February 28, 1997.


YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996

         Total revenues increased $2,217,000, or 15%, from $15,083,000 in the year ended February 29, 1996 ("Fiscal 1996") to $17,300,000 in the year ended February 28, 1997. Two new Wendy's restaurants were opened in Fiscal 1996 and sales at the Company's Wendy restaurants rose from $14,536,000 in Fiscal 1996 to $16,263,000 in the year ended February 28, 1997. Real estate revenues increased $527,000 from $293,000 in Fiscal 1996 to $820,000 the year ended February 28, 1997 because the volume of sale transactions closed in the year ended February 28, 1997 was higher than in Fiscal 1996. Revenues from the medical financing division declined $37,000 from $254,000 in Fiscal 1996 to $217,000 in the year ended February 28, 1997 primarily because of a reduction in the initial fees for new customer contracts.

         Costs and expenses in the food services division increased $1,210,000 primarily attributable to the two new restaurants opened during Fiscal 1996. The increase in the costs and expenses of the real estate division of $1,268,000 was due to the higher cost of the real estate sold during the year ended February 28, 1997 over Fiscal 1996 and the increased selling, general and administrative expenses. Costs and expenses in the medical financing division increased $157,000 in the year ended February 28, 1997 over Fiscal 1996 attributable to gearing up on staff and systems in anticipation of the increased volume which had occurred by August 31, 1997. The increase in corporate expenses of $175,000 in the year ended February 28, 1997 over Fiscal 1996 was due to additional legal expenses. The increase in depreciation and amortization of $163,000 in the year ended February 28, 1997 over Fiscal 1996 was attributable to the purchase of four restaurants previously leased from Wendy's in June 1996. The total Company increase in costs and expenses of $2,973,000 resulted in the increase in the Company's loss from operations of $756,000 from a loss of $212,000 in Fiscal 1996 to a loss of $968,000 in the year ended February 28, 1997.

         The Company's net loss rose $1,032,000 in the year ended February 28, 1997 over Fiscal 1996, the difference is due to the increase in loss from operations of $756,000 and an increase in net interest expense arising from the debt incurred in the purchase of the four Wendy's restaurants.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities in Fiscal 1998 including investments in the purchase of medical claims receivable resulted in cash used by operations this year. The Company expects this trend to continue with the growth of its medical financing division. The funds for those needs are expected to be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable. The Company anticipates that cash will continue to be provided from its food service operations which has shown improvement in operating profit for Fiscal 1998. The real estate division is not expected to be a significant user of cash flow from operations by reason of the disposition as of January 1, 1998 of the formerly vacant space in the Granby, CT property. The Company's real estate assets in Hunter, NY and Brookfield, CT. are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds from its financing activities. The Company has no present intention of increasing its capital from the sale of common stock, but that may be an option it will explore in the future should management decide that it will assist its goal of increasing the per-share value of the Company's outstanding shares.

         Cash used by operations in Fiscal 1998 was $63,000 compared to $1,627,000 used in the prior year. The decrease in 1998 was due to fluctuations in operating assets and liabilities primarily caused by timing differences in the payment of accounts payable. Cash used in investing activities was $1,407,000 for Fiscal 1998 as compared with $2,260,000 used in the prior year. The decrease in 1998 was due to a decrease in capital expenditures offset by increases in finance receivables from the purchase of medical insurance claims and principal payments received on notes receivable. Net cash provided by financing activities was $1,044,000 for Fiscal 1998 as compared with $4,578,000 in the prior year. The greater amount in 1997 was due to the need to finance the four restaurants that were purchased from Wendy's International and additional proceeds from the finance obligation related to the sale of property in Granby, CT.


YEAR 2000 COMPLIANCE

         The Company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000" problem. The Year 2000 problem is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any Computer programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. The Company has concluded that its significant computer programs and operations will not be affected by the Year 2000 problem.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997 the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt this statement in the fiscal year ending February 28, 1999.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Financing Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates as principal payment speeds.

         The Company is subject to interest rate risk on the fixed interest rate of its long term mortgage debt and capital leases in its Food Division. Generally, the fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AC COUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1998. Such information is incorporated herein by reference and made a part hereof.




ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1998. Such information is incorporated herein by reference and made a part hereof.




ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1998. Such information is incorporated herein by reference and made a part hereof.






ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1998. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
                  FORM 8-K

 (a)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)      FINANCIAL STATEMENTS:

                  Index to Consolidated Financial Statements and Schedules..........................................F-1

                  Report of Ernst & Young LLP.......................................................................F-2

                  Consolidated Balance Sheets - February 28, 1998 and 1997..........................................F-3

                  Consolidated Statements of Operations - Years
                  ended February 28, 1998, 1997 and February 29, 1996...............................................F-5

                  Consolidated Statements of Stockholders' Equity -
                  Years ended February 28, 1998, 1997 and February 29, 1996.........................................F-6

                  Consolidated Statements of Cash Flows - Years
                  ended February 28, 1998, 1997 and February 29, 1996...............................................F-7

                  Notes to Consolidated Financial Statements........................................................F-9

                  Reports of Independent Auditors..................................................................F-32

         (2)      FINANCIAL STATEMENT SCHEDULES:

                  Schedule II       -       Valuation and Qualifying Accounts......................................F-33
                  Schedule III      -       Real Estate and Accumulated Depreciation...............................F-34
                  Schedule IV       -       Mortgage Loans on Real Estate..........................................F-35

                  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  Unaudited Selected Quarterly Financial Data......................................................F-36

         (3)      EXHIBITS:

         The two following exhibits (Exhibits 23.01 and 23.02) are filed as part of this Annual Report on Form 10-K and the remaining exhibits are incorporated herein by reference to Form 10 dated June 27, 1997 except that Exhibit 10.04 is incorporated herein by reference to Amendment No. 1 to Form 10 dated September 19, 1997.



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

10.03    Management Agreement for Wendy's Restaurants.

10.04    Employment and Consulting Agreement of Peter Barotz.

19.01    Letter to shareholders dated January 5, 1996.

19.02    Letter to shareholders dated July 26, 1996.

23.01    Consent of Michael, Adest & Blumenkrantz.

23.02    Consent of Eric Weston


(b)      REPORTS ON FORMS 8-K

         No current Reports on Form 8K were filed by the Company during the quarterly period ended February 28, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 1998.

                                 FRM NEXUS, INC.

                             By:    /S/ VICTOR BRODSKY
                                                            Victor Brodsky
                                                        Vice President and
                                                   Chief Financial Officer
                              (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 8, 1998.


                  Signature                   Title


   /S/ SETH GROSSMAN                 President and Director
         Seth Grossman               (Principal Executive Officer)


   /S/ ALLAN KORNFELD                Chairman of the Board
         Allan Kornfeld


   /S/ KENNETH FULD                  Director
         Kenneth Fuld


   /S/ JOSEPH DOLAN                  Director
         Joseph Dolan


   /S/ JED SCHUTZ                    Director
         Jed Schutz

                        FRM Nexus, Inc. and Subsidiaries


                   Index to Consolidated Financial Statements
                        and Financial Statement Schedules




Report of Independent Auditors.........................................   F- 2
Consolidated Balance Sheets -- February 28, 1998 and 1997..............   F- 3
Consolidated Statements of Operations  -- Years Ended February 28,
1998, 1997 and February 29, 1996.......................................   F- 5
Consolidated Statements of Stockholders' Equity --
Years Ended February 28, 1998, 1997 and February 29, 1996..............   F- 6
Consolidated Statements of Cash Flows -- Years Ended February 28,
1998, 1997 and February 29, 1996.......................................   F- 7
Notes to Consolidated Financial Statements.............................   F- 9
Independent Auditors' Report on Supplementary Information
Required by Rule 5-4 of Regulation S-X of the Securities
and Exchange Commission................................................   F-32

Schedules:
II -- Valuation and Qualifying Accounts................................   F-33
III -- Real Estate and Accumulated Depreciation........................   F-34
IV -- Mortgage Loans on Real Estate....................................   F-35



The data required by all other schedules is either included in the financial statements or is not required.

                         [LETTERHEAD ERNST & YOUNG LLP]





                         Report of Independent Auditors


The Board of Directors and Shareholders
FRM Nexus, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of FRM Nexus, Inc. and its subsidiaries as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRM Nexus, Inc. and its subsidiaries at February 28, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                            /s/ERNST & YOUNG LLP
New York, New York
June 2, 1998

                        FRM Nexus, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   FEBRUARY 28
                                                                             1998              1997
                                                                         -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 1,434,893       $ 1,861,219
   Mortgage and notes receivable                                              22,232            81,202
   Finance receivables, net                                                1,782,687         1,238,891
   Vendor rebate receivable                                                  244,477                --
   Inventories                                                                96,922            97,210
   Other current assets                                                      250,663           275,078
                                                                         -----------       -----------
Total current assets                                                       3,831,874         3,553,600
                                                                         -----------       -----------

Property and equipment:
   Property and equipment, at cost                                         5,850,404         7,119,469
   Less accumulated depreciation and amortization                          2,310,626         1,960,709
                                                                         -----------       -----------
                                                                           3,539,778         5,158,760
                                                                         -----------       -----------
Other assets:
   Real estate held for development and sale                               1,375,445         1,429,369
   Mortgage and notes receivable                                           3,203,598         2,422,034
   Loans receivable                                                           88,995            92,526
   Leasehold costs, net of accumulated amortization of $333,143 in
     1998 and $282,983 in 1997                                               507,145           548,685
   Technical assistance fees, net of accumulated amortization of
     $147,762 in 1998 and $126,510 in 1997                                   227,238           248,490
   Deferred tax asset                                                             --            63,188
   Other                                                                     240,007           145,573
                                                                         -----------       -----------
Total other assets                                                         5,642,428         4,949,865
                                                                         -----------       -----------
Total assets                                                             $13,014,080       $13,662,225
                                                                         ===========       ===========



See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                                                                         FEBRUARY 28
                                                                   1998                1997
                                                                ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $    960,172        $    888,410
   Current portion of notes payable                                  228,578             244,441
   Due to finance customers                                          975,545             957,585
   Income taxes payable                                               64,202              14,357
   Other current liabilities                                          19,489              36,111
                                                                ------------        ------------
Total current liabilities                                          2,247,986           2,140,904
                                                                ------------        ------------

Other liabilities:
   Notes payable                                                   2,391,867           2,162,064
   Deferred income taxes                                              20,729               5,764
   Deferred income                                                 2,760,624           1,910,624
   Finance obligation                                                     --           3,036,466
   Other                                                                  --              59,418
                                                                ------------        ------------
Total other liabilities                                            5,173,220           7,174,336
                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity:
   Common stock -- $.10 par value;
   Authorized -- 2,000,000 shares;
   Issued and outstanding -- 1,817,453 shares                        181,745             181,745
   Capital in excess of par value                                  5,827,125           5,827,125
   Unrealized loss on mortgage and notes receivable                 (162,202)                 --
   Retained earnings (accumulated deficit)                          (253,794)         (1,661,885)
                                                                ------------        ------------
Total stockholders' equity                                         5,592,874           4,346,985
                                                                ============        ============
Total liabilities and stockholders' equity                      $ 13,014,080        $ 13,662,225
                                                                ============        ============



See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                                                  YEAR ENDED
                                                               YEARS ENDED FEBRUARY 28            FEBRUARY 29
                                                              1998                1997                1996
                                                          ------------        ------------        ------------
REVENUES
Restaurant food sales                                     $ 16,703,700        $ 16,263,323        $ 14,536,291
Sale of real estate                                          2,125,696             713,185             256,732
Rental income                                                  115,951                  --              21,458
Interest from mortgages                                        167,128             106,443              14,312
Income from the purchase of medical receivables                773,474             216,521             253,857
                                                          ------------        ------------        ------------
Total income                                                19,885,949          17,299,472          15,082,650
                                                          ------------        ------------        ------------

COSTS AND EXPENSES
Restaurants                                                 15,698,255          15,481,931          14,271,516
Real estate                                                    777,861           1,519,942             251,956
Medical receivables                                            826,085             367,178             210,233
Corporate expenses                                             182,729             298,291             123,455
Depreciation and amortization                                  540,428             600,198             437,210
                                                          ------------        ------------        ------------
Total costs and expenses                                    18,025,358          18,267,540          15,294,370
                                                          ------------        ------------        ------------

Income (loss) from operations                                1,860,591            (968,068)           (211,720)
                                                          ------------        ------------        ------------

Other income (expense):
   Interest income                                              56,199              72,077              59,094
   Interest expense                                           (451,241)           (350,948)            (46,098)
                                                          ------------        ------------        ------------
                                                              (395,042)           (278,871)             12,996
                                                          ------------        ------------        ------------
Income (loss) before provision for income
taxes and extraordinary item                                 1,465,549          (1,246,939)           (198,724)

Provision for income taxes                                     149,132              12,070              28,248
                                                          ------------        ------------        ------------
Income (loss) before extraordinary item                      1,316,417          (1,259,009)           (226,972)
Extraordinary income, net of applicable taxes of $0             91,674                  --                  --
                                                          ------------        ------------        ------------
Net income (loss)                                         $  1,408,091        $ (1,259,009)       $   (226,972)
                                                          ============        ============        ============

Earnings (loss) per common share:
   Income (loss) before extraordinary item                $        .72        $       (.69)       $       (.12)
   Extraordinary income                                            .05                  --                  --
                                                          ------------        ------------        ------------
Basic and diluted earnings (loss) per common share        $        .77        $       (.69)       $       (.12)
                                                          ============        ============        ============

Number of shares used in computation of basic
and diluted earnings per share                               1,817,453           1,817,453           1,817,453
                                                          ============        ============        ============


See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                       Years ended February 28, 1998, 1997
                              and February 29, 1996


                                                                                                 RETAINED
                                                            ADDITIONAL         UNREALIZED        EARNINGS            TOTAL
                                              COMMON         PAID-IN            GAINS          (ACCUMULATED       STOCKHOLDERS'
                                              STOCK          CAPITAL           (LOSSES)          DEFICIT)            EQUITY
                                             --------       -----------        ---------        -----------        -----------
Balance, February 28, 1995                   $ 70,581       $ 4,399,216        $      --        $  (165,588)       $ 4,304,209
   Recapitalization                           111,164          (111,164)              --                 --                 --
   Transfer of assets from then parent             --         1,487,631               --                 --          1,487,631
   Transfer of Yolo Capital Corp. and
     Yolo Equities Corp.                           --            51,442               --                 --             51,442
   Net loss                                        --                --               --           (226,972)          (226,972)
                                             --------       -----------        ---------        -----------        -----------
Balance, February 29, 1996                    181,745         5,827,125               --           (392,560)         5,616,310
   Net loss                                        --                --               --         (1,259,009)        (1,259,009)
   Costs incurred on behalf of PSI                 --                --               --            (10,316)           (10,316)
                                             --------       -----------        ---------        -----------        -----------
Balance, February 28, 1997                    181,745         5,827,125               --         (1,661,885)         4,346,985
   Unrealized loss on mortgage and
   notes receivable                                --                --         (162,202)                --           (162,202)
   Net income                                      --                --               --          1,408,091         1,,408,091
                                             --------       -----------        ---------        -----------        -----------
Balance, February 28, 1998                   $181,745       $ 5,827,125        $(162,202)       $  (253,794)       $ 5,592,874
                                             ========       ===========        =========        ===========        ===========



See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                                   YEAR ENDED
                                                                YEARS ENDED FEBRUARY 28            FEBRUARY 29
                                                                1998               1997               1996
                                                             -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ 1,408,091        $(1,259,009)       $  (226,972)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               540,428            600,198            437,210
     Gain on sale of real estate held for development
     and sale                                                 (1,932,994)          (191,362)        (1,478,263)
     Provision for bad debts                                      37,034                 --                 --
     Deferred interest expense                                    90,919                 --                 --
     Deferred income taxes                                        78,153            (64,218)            13,611
     Changes in operating assets and liabilities:
       Vendor rebate receivable                                 (244,477)                --                 --
       Inventory                                                     288             (8,541)           (12,231)
       Additions to real estate held for development
       and sale                                                  (16,076)           (49,334)           (22,400)
       Collections from sale of real estate held for
         development and sale                                         --            410,753            159,000
       Prepaid expenses, miscellaneous receivables,
         and other assets                                        (70,019)            34,710            477,705
       Accounts payable, accrued expenses and taxes              121,607         (1,198,313)         1,351,330
       Deferred income                                                --            127,354                 --
       Other liabilities                                         (76,040)           (29,454)            (6,198)
                                                             -----------        -----------        -----------
Net cash provided by (used in) operating activities              (63,086)        (1,627,216)           692,792
                                                             -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and intangible assets                    (1,044,619)        (2,075,117)          (797,207)
Loans to officer                                                   3,531             (5,300)           (16,886)
Increase in finance receivables                                 (543,796)          (882,172)          (309,561)
Increase in due to finance customers                              17,960            690,263            210,960
Principal payments on notes receivable                           159,717             12,500             75,000
Cash received in transfer of Yolo                                     --                 --              4,190
                                                             -----------        -----------        -----------
Net cash used in investing activities                         (1,407,207)        (2,259,826)          (833,504)
                                                             -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                        700,000          1,780,000            550,000
Principal payments on notes payable                             (511,197)          (128,602)           (58,696)
Proceeds of finance obligation                                   926,602          3,054,597            100,000
Principal payments on finance obligation                         (71,438)          (118,131)                --
Decrease in due to then Parent                                        --                 --            (71,678)
Cost incurred on behalf of PSI                                        --            (10,316)                --
                                                             -----------        -----------        -----------
Net cash provided by financing activities                      1,043,967          4,577,548            519,626
                                                             -----------        -----------        -----------

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                             YEAR ENDED
                                                             YEARS ENDED FEBRUARY 28         FEBRUARY 29
                                                              1998             1997             1996
                                                           ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents       $ (426,326)      $  690,506       $  378,914
Cash and cash equivalents, beginning of year                1,861,219        1,170,713          791,799
                                                           ==========       ==========       ==========
Cash and cash equivalents, end of year                     $1,434,893       $1,861,219       $1,170,713
                                                           ==========       ==========       ==========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                              $  441,403       $  340,625       $   34,652
                                                           ==========       ==========       ==========
Income taxes paid                                          $   61,497       $   49,322       $       --
                                                           ==========       ==========       ==========

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                       $   25,137       $       --       $   94,549
                                                           ==========       ==========       ==========
Transfer of assets from then parent                        $       --       $       --       $1,487,631
                                                           ==========       ==========       ==========
Transfer of Yolo subsidiaries                              $       --       $       --       $   51,442
                                                           ==========       ==========       ==========
Notes receivable from purchasers of
real estate sold                                           $1,081,547       $2,055,130       $  541,702
                                                           ==========       ==========       ==========



See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 28, 1998


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION OF THE COMPANY

FRM Nexus, Inc. (the "Company" or "Nexus") was incorporated in November 1993 under the laws of the State of Delaware as PSI Settlement Corp. to settle a class action (see Note 10) against Programming and Systems, Inc. ("PSI"). Under the settlement, certain assets transferred to Nexus included PSI Capital Corp., PSI Food Services, Inc. which in turn owns all of the outstanding stock of Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). In 1995, an additional subsidiary, Medical Financial Corp., was formed.

In 1996, 100% of the shares of two real estate companies, Yolo Capital Corp. (and its subsidiary Highlands Pollution Control Corp.) and Yolo Equities Corp. were transferred to Nexus by its then president in connection with the reorganization. The assets and liabilities acquired were recorded at historical cost which was equal to the current fair market value at the time of transfer. The net assets acquired were recorded as an addition to paid-in capital.

On February 26, 1996, the Company amended its certificate of incorporation as follows:

1)       The Company changed its name from PSI Settlement Corp. to FRM Nexus,
         Inc.

2) The Company increased authorized capital stock from 75,000 shares, par value $1.00 per share, to 2,000,000 shares common stock, par value of $.10 per share.

       The 10,000 then outstanding common shares of the Company, par value of $1 per share, were converted into 1,211,635 shares of common stock, par value of $.10 per share. These shares had been held in escrow for the benefit of the shareholders of PSI since the settlement of the class action in January 21, 1994. On August 12, 1996, the shares were released from escrow to shareholders of PSI.

                        FRM Nexus, Inc. and Subsidiaries

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in three distinct industries consisting of food services, real estate and medical financing.

The food services companies consist of Wendclark and Wendcello. The food service companies own and operate 16 Wendy's fast food restaurants in West Virginia and the Hudson Valley, New York area. The food service companies' day-to-day operations are managed by management corporations.

The real estate business is conducted by the Company through various subsidiaries. It owns real estate and holds mortgages on real estate parcels in New York and Connecticut which are currently held for development and sale.

Medical Financial Corp. was incorporated in New York on January 12, 1995. The Company purchases the insurance claims receivable of medical practices and provides certain services to those practices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (hereinafter also referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Food Service Companies: The accrual method of accounting is used to record all income.

Real Estate: The full accrual method is used on the sale of real estate if the profit is determinable, the Company is not obligated to perform significant activities after the sale to earn the profit and there is no continuing involvement with the property. If the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If there is continuing involvement with the property, by the Company, the financing method is used.

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Purchase of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. This fee income is deferred and recognized on a pro-rata basis as the related receivables are collected. The deferred fee income is netted against finance receivables (see Note 4).

RECEIVABLES

Real Estate: The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the collateral is in excess of the related receivables.

The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

Purchases of Medical Insurance Claims: The Company purchases the net collectible value of medical insurance claims, on a limited recourse basis. The recourse basis is limited to the extent any receivables purchased by the Company are disputed and/or referred to arbitration proceedings. Such receivables are deemed to be invalid and are immediately substituted. The Company is still entitled to the collection of its fees from customers regardless of whether the underlying accounts receivable are collectible or invalid.

Upon full collection of the advance paid in connection with the purchased medical insurance claims and the related fee, the contracts allow for accounts receivable that are determined to be invalid and remain unpaid for a specified period of time to be returned (charged back) to the customer. The charge back will also reduce the amount due to the customer.

Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral and current economic conditions.

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, consisting of food and supplies are stated at the lower of cost or market. Amounts are relieved from inventory using the first in, first out ("FIFO") basis.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

      Buildings                                                        39 years
      Land improvements                                                15 years
      Restaurant equipment and furniture                                7 years
      Computer and transportation equipment                             5 years

Amortization of leasehold improvements is provided by the application of the straight-line method over the shorter of their estimated useful lives or the terms of the related leases and range from 3 to 22 years.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Properties are carried at the lower of acquisition cost or market, less the costs to sell. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. These factors cannot be precisely quantified and verified. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular.

LEASES AND LEASEHOLD COSTS

Leases which transfer substantially all of the risk and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are amortized in the same manner as owned assets are depreciated. Interest expenses relating to the lease liabilities is recorded to

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

The Company has capitalized the applicable leasehold costs related to acquiring the leases for its various restaurants and is amortizing them over the terms of the applicable leases ranging from 10 to 20 years.

TECHNICAL ASSISTANCE FEES

Technical assistance fees represent initial franchise fees paid to Wendy's International at the inception of each franchised location and are amortized on a straight-line basis over the term of the related franchises, ranging from 15 to 20 years.

INCOME TAXES

Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

As of February 28, 1998, the Company had cash in bank balances totaling approximately $780,000 located at one bank, under four different accounts. In addition, the Company held approximately $200,000 in an uninsured money market mutual fund.

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All trade receivables arise from the purchase from several medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 28, 1998, two customers comprised 46% and 30%, respectively, of earned fees. For the year ended February 28, 1997, four customers comprised 30%, 22%, 13% and 12%, respectively, of earned fees. For the year ended February 29, 1996, two customers comprised 62% and 38%, respectively, of earned fees. As of February 28, 1998 and 1997, two insurance companies each comprised approximately 20% of insurance claims receivable.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 3).

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. For the years ended February 28, 1998, 1997 and February 29, 1996, advertising expense totaled approximately $1,094,000, $985,000 and $870,000, respectively.

FINANCIAL INSTRUMENTS

The Company believes that the carrying amount of cash and cash equivalents, mortgages and notes receivable (see Note 3), finance receivables, other assets, accounts payable, due to finance customers, debt and other liabilities approximate fair value. Fair value has been determined by management estimates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                        FRM Nexus, Inc. and Subsidiaries

 3.   REAL ESTATE ACTIVITIES

SALE OF REAL ESTATE

The following summarizes the Company's sales of real estate:

                                                                                YEAR ENDED
                                             YEARS ENDED FEBRUARY 28            FEBRUARY 29
                                               1998              1997               1996
                                            ----------       -----------        -----------
Goshen, New York:
  Sales proceeds                            $       --       $ 2,014,950        $   484,400
  Cost basis                                        --          (561,304)           (77,776)
                                            ----------       -----------        -----------
  Gross profit                                      --         1,453,646            406,624
  Gross profit (deferred)                           --        (1,343,261)          (376,252)
                                            ----------       -----------        -----------
Income recognized                                   --           110,385             30,372
                                            ----------       -----------        -----------

Granby, Connecticut:
  Sales proceeds                                    --                --          4,800,000
  Cost basis                                        --                --         (2,057,725)
  Adjustment to cost                            40,719                --                 --
                                            ----------       -----------        -----------
  Gross profit                                  40,719                --          2,742,275
  Gross profit (deferred) recognized         1,892,275                --         (2,742,275)
  Proceeds from sale of lease                  150,000                --                 --
                                            ----------       -----------        -----------
Income recognized                            2,082,994                --                 --
                                            ----------       -----------        -----------

Sales proceeds of other real estate             42,702           602,800            226,360
                                            ----------       -----------        -----------

Total income from sale of real estate       $2,125,696       $   713,185        $   256,732
                                            ==========       ===========        ===========

GOSHEN, NEW YORK

The Company acquired its property in Goshen, New York through the foreclosure of two mortgages it held. During 1996, the Company sold 32 of the 165 lots on the property for $484,400. During fiscal year 1997, the Company sold the remaining lots for $2,014,950.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

The consideration received on this sale did not satisfy the initial investment criteria to use the full accrual method of profit recognition. The sale was accounted for using the installment method, resulting in the deferral of income until the initial and continuing investment criteria is sufficient (See Note 2). The installment method was used since recovery of the cost of the property is reasonably assured if the buyer defaults on the mortgage receivable.

The profit from the sale of this property is $1,860,270, of which $110,385 and $30,372 was recognized in fiscal years 1997 and 1996, respectively, resulting in a deferred profit of $1,719,513 at February 28, 1998.

In addition, the Company received additional contingent consideration on the sale in the form of a purchase money debenture in the amount of $2,499,750, contingent on the sale of the single family residences to be built on the 165 lots which were sold. This purchase money debenture matures on February 28, 2002 and bears interest at a rate of 6% per annum. The Company has not included any amounts in its financial statements relating to this purchase money debenture or its related interest since its collectibility is contingent on the profitable sale of the single family residences to be built.

This transaction and the related note receivable was with Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies, in which Jed Shutz, a director of Nexus, is an officer, director and shareholder. It is management's opinion that this transaction would be at the same terms had the parties not been related.

GRANBY, CONNECTICUT

The Company acquired this partially built office building in Granby, Connecticut as a result of the foreclosure of the first mortgage on the property of approximately $1,000,000. In fiscal year 1994, the Company wrote down its investment in the property to $900,000 to reflect the then market value of the property.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

This property was sold to a limited liability company, of which certain members are shareholders in the Company, in fiscal year 1996 for $4,800,000. The terms of the sale provided that the Company complete construction of the building and provide a tenant for the unoccupied portion of the building. To provide the tenant, the Company entered into a sales-leaseback transaction with the buyer. The Company also guaranteed the first mortgage of the buyer-lessor and sublet the unoccupied space it leased from the buyer. The Company's continuing involvement with the property precluded the use of full accrual accounting and, accordingly, no sale was recognized at that time.

During fiscal years 1996, 1997 and a portion of 1998, the Company used the financing method to report this transaction. The historical cost of the asset remained on the Company's books and was being depreciated. The proceeds of the sale were recorded as a finance obligation at a rate of 8.25%. Rental payments to the buyer-lessor were treated as a reduction in the finance obligation.

In December 1997, the buyer of the property refinanced the first mortgage, eliminating the Company's guarantee. In addition, in January 1998, the Company sold for $120,000 the term of its lease on the property to the buyer and was released of all obligations on its lease through August 31, 2002. The Company has a lease for the period September 1, 2002 through February 28, 2006 which specifies rental payments aggregating $1,482,194, the present value of which was been provided for at February 28, 1998 as a reduction of the gain recognized.

In January 1998, the Company recorded the sale under the accrual method of accounting since its continuing involvement with the property was terminated. The Company recorded a gain on the sale of the property of $1,932,994.

The sale of this property includes a second mortgage receivable from the buyer. Upon full collection of the receivable, an additional liability will be payable to the co-investors of the original mortgage for approximately $70,000. If the second mortgage is not collected in full, an amount substantially less will be paid. An accrual has been provided for this amount.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

OTHER REAL ESTATE SALES

The Company sold ten other properties during the three year period ended February 28, 1998 for various amounts as part of the operations of the real estate division.

MORTGAGES AND NOTES RECEIVABLE

Mortgages and notes receivable, arising from the sale of real estate, consist of the following:

                                                          FEBRUARY 28
                                                    1998               1997
                                                 -----------        -----------
Goshen, New York (Construction Company)          $ 2,310,000        $ 2,310,000
Granby, Connecticut (Real Estate Operator)         1,078,032                 --
Pound Ridge, New York (Individual)                        --            150,000
Middletown, Connecticut (Individual)                      --             43,236
                                                 -----------        -----------
                                                   3,388,032          2,503,236
Less current portion                                 (22,232)           (81,202)
Less unrealized loss on mortgage and
notes receivable                                    (162,202)                --
                                                 -----------        -----------
                                                 $ 3,203,598        $ 2,422,034
                                                 ===========        ===========

These mortgages and notes have various terms for payments of principal and interest and are collateralized by the underlying real estate. These mortgages and notes bear interest ranging from 6% to 9%, and mature as follows:

FISCAL YEAR
1999                                              $22,232
2000                                               24,317
2001                                               26,598
2002                                            2,339,093
2003                                               31,822
Thereafter                                        943,970
                                        ==================
                                               $3,388,032
                                        ==================

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

In fiscal 1998, the Company recorded an unrealized loss of $162,202 on its mortgage note receivable from the sale of its property in Goshen, New York, to reflect the Company's estimate of the fair value (estimated using a discount rate of 7.5%) of the 6% mortgage note receivable. The unrealized loss on this available-for-sale security has been reflected as an adjustment to stockholders' equity in the accompanying financial statements.

As of February 28, 1998 and 1997, all notes receivable were performing. There is no allowance for loss because the market value of the collateral, less costs to sell is greater than the related notes receivable. There is no known information about possible credit problems of debtors which would cause management to have serious doubts as to the ability of such debtors to comply with the present note repayment terms.

The Granby note receivable is being used as collateral for a line of credit (see
Note 6).

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The following properties are included in real estate held for development and sale:

                                         FEBRUARY 28
                                  1998               1997
                               -----------        -----------
Hunter, New York               $ 1,103,897        $ 1,097,897
Brookfield, Connecticut            486,548            476,472
                               -----------        -----------
                                 1,590,445          1,574,369
Less due to co-investors          (215,000)          (145,000)
                               -----------        -----------
                               $ 1,375,445        $ 1,429,369
                               ===========        ===========

The Hunter property is located at the base of Hunter Mountain in Greene County, New York, and includes approximately 120 acres of undeveloped land, eight condominium units available for sale or rental, two building sites, a clubhouse with a recreational facility and a sewage treatment plant for the development. This property has been acquired through foreclosure and has been written down to its fair market value.

The property in Brookfield, Connecticut is comprised of two parcels of land zoned for commercial use.

                        FRM Nexus, Inc. and Subsidiaries

4. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                           FEBRUARY 28
                                     1998               1997
                                  -----------        -----------
Gross finance receivables         $ 2,083,043        $ 1,511,463
Allowance for credit losses           (72,866)          (145,218)
Deferred finance income              (227,490)          (127,354)
                                  -----------        -----------
Finance receivables, net          $ 1,782,687        $ 1,238,891
                                  ===========        ===========

These receivables are collateralizing a line of credit (see Note 6).

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             FEBRUARY 28
                                                        1998             1997
                                                     ----------       ----------
Land (a)                                             $  740,000       $  920,000
Land improvements                                       327,664          296,600
Buildings (a)                                           821,078        2,377,790
Restaurant equipment                                  2,761,034        2,571,281
Leasehold improvements                                  834,864          683,210
Computer equipment                                      105,052           47,985
Equipment under capital leases                          243,940          218,803
Transportation equipment and furniture                   16,772            3,800
                                                     ----------       ----------
                                                      5,850,404        7,119,469
Less accumulated depreciation and amortization        2,310,626        1,960,709
                                                     ----------       ----------
Property and equipment, net                          $3,539,778       $5,158,760
                                                     ==========       ==========

(a) -- Fiscal year 1997 amounts include an office building and land sold in fiscal year 1998.

As of February 28, 1998 and 1997 accumulated amortization of equipment under capital leases was $92,398 and $57,480, respectively.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE

Notes payable include the following:

                                        FEBRUARY 28
                                   1998             1997
                                ----------       ----------
Mortgage on real estate         $1,632,080       $1,662,171
Bank -- term                       393,358          460,570
Bank -- credit line                     --          100,000
Related party credit line          434,600               --
Capital lease obligations          141,126          155,545
Purchase money note                 19,281           28,219
                                ----------       ----------
                                 2,620,445        2,406,505
Less current maturities            228,578          244,441
                                ----------       ----------
Long-term debt                  $2,391,867       $2,162,064
                                ==========       ==========

Mortgage on Real Estate: In June 1996, a mortgage of $1,680,000 was obtained to finance the purchase of the land and buildings of four restaurants leased from Wendy's International. The mortgage bears interest at a rate of 9.25%, and is payable in 60 monthly installments of $15,387 including principal and interest calculated on a 20 year amortization basis, with the balance ($1,515,618) payable at that time. The loan is secured by a first deed of trust on the land and equipment at the four restaurants and is guaranteed by Wendclark's three executive officers. The loan agreement includes various covenants relating to the operation of Wendclark, including compliance with certain financial ratios, restrictions on Wendclark dividends, management fees and the sale of Wendclark's outstanding capital stock. At December 31, 1997, undistributed earnings available for distribution to the parent were $601,375.

Bank-term: The term bank loans are due in 2000-2005 and bear interest at the bank's prime rate plus 1% (9.5% at February 28, 1998). One such term loan, with an outstanding balance of $237,500, is secured by the inventory, furniture, fixtures and equipment of Wendcello, and is guaranteed by three officers of that subsidiary.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE (CONTINUED)

Bank-credit line: Medical Financial Corp. had a bank line of credit bearing interest at 1.5% over the bank's prime rate. There were no commitment fees paid in connection with this line of credit. This line was terminated in August 1997.

Related party credit line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp., a shareholder of the Company. The president of Northwest Management Corp., Lester Tanner, who is also a shareholder of the Company, has the power to vote its shares which are owned by his two children. The line, under which $434,600 was outstanding at February 28, 1998, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and Northwest Management Corp., with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments are due for interest and principal in an amount that amortizes the balance in full over the remaining life of the line. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by a second mortgage receivable in Granby, Connecticut (see Note 3) and the purchased insurance claims receivable of Medical Financial Corp. (see Note 4) equal to at least 200% of the principal sum outstanding under the line. Interest expense on this note was $27,814 for the year ended February 28, 1998.

Subsequent to year end, the Company prepaid $225,000 on their outstanding balance.

Capital lease obligations: The Company has acquired certain equipment under capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $4,983 and have been capitalized at imputed interest rates of 9.37% to 16.72%.

Purchase Money Note: The purchase money note, secured by a deed of trust on certain restaurant land, is due April 1, 1999 and bears interest at 5% per annum.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases at February 28, 1998 is as follows:


                                           NOTES      CAPITAL LEASE
                                          PAYABLE      OBLIGATIONS       TOTAL
                                        ----------    -------------   ----------
1999                                    $  182,076     $   59,800     $  241,876
2000                                       198,230         59,800        258,030
2001                                       291,647         34,564        326,211
2002                                     1,640,853          7,265      1,648,118
2003                                       124,480          5,449        129,929
Thereafter                                  42,033             --         42,033
                                        ----------     ----------     ----------
                                         2,479,319        166,878      2,646,197
Amount representing interest                    --         25,752         25,752
                                        ----------     ----------     ----------
Total (a)                               $2,479,319     $  141,126     $2,620,445
                                        ==========     ==========     ==========

(a) -- Total capital lease obligations represent present value of minimum lease payments.

7. RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENTS

The day-to-day operations of Wendcello and Wendclark are managed under management agreements with Cello and Clark Management Corps., respectively. The management companies are affiliated with the Company in that certain of its officers and/or directors (none of whom are officers or directors of Nexus) are also officers and/or directors of the Wendcello and Wendclark. The management agreements took effect upon the purchase of the restaurants and are to remain in effect as long as Wendcello and Wendclark continue to own the restaurants.

                        FRM Nexus, Inc. and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The management agreements provide for a basic fee based on a percentage of pre-tax cash flow, as defined (30% for Wendcello and 40% for Wendclark). The management fees were $136,000 in 1998, $68,600 in 1997 and $117,500 in 1996. The
management agreements further provide for incentive fees equal to 30% for Wendcello and 40% for Wendclark of the pre-tax proceeds of the sale or refinancing of any assets owned or later acquired by Wendcello and Wendclark, less any amounts used to buy replacement assets or to pay off any refinanced obligations. No incentive fees were paid during the three year period ended February 28, 1998. The management agreements provide for the management companies to participate with the Company in financing the subsidiaries under certain circumstances.

TRANSACTIONS WITH SHAREHOLDERS

See Note 3 for certain related party transactions with shareholders.

8. COMMITMENTS AND CONTINGENCIES

FRANCHISE AGREEMENT COMMITMENTS

The food service subsidiaries are the franchisees for the 16 Wendy's Restaurants it owns and operates. The franchise agreements obligates the subsidiaries to pay to Wendy's International a monthly royalty equal to 4% of the gross sales of each restaurant during the month, or $250, whichever is greater.

MINIMUM OPERATING LEASE COMMITMENTS

The food service subsidiaries entered into various leases for its restaurants containing clauses relating to real estate taxes, common charges, renewal and percentage rent with certain minimum payments.

                        FRM Nexus, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for these restaurants, were as follows:

                                            YEARS ENDED               YEAR ENDED
                                            FEBRUARY 28               FEBRUARY 29
                                       1998             1997             1996
                                    ----------       ----------       -----------
Base rentals                        $  763,423       $  729,000       $  665,750
Contingent rentals                     261,961          277,607          324,717
                                    ----------       ----------       ----------
Total                               $1,025,384       $1,006,607       $  990,467
                                    ==========       ==========       ==========

In June 1996, the division exercised its option to purchase the land and buildings of the four restaurants it was leasing from Wendy's International for $1,680,000. The purchase option agreement required Wendy's International to be given the right of first refusal, for a period of 20 years, in the event the properties are resold.

In December 1997, Nexus signed a lease extension for its executive offices under a three year lease expiring on February 28, 2001.

Subject to annual real estate adjustments, and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the above operating leases as of February 28:

Year ending February:
    1999                                                          $  806,730
    2000                                                             810,351
    2001                                                             809,054
    2002                                                             750,078
    2003                                                             719,578
    Thereafter                                                     5,404,829
                                                                  ----------
Total                                                             $9,300,620
                                                                  ==========

There are various commitments and contingencies relating to the sale of real estate (see Note 3).

                        FRM Nexus, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Yolo Capital subsidiary ("Yolo") filed an action against the former management for breach of management agreements and for conversion of monies resulting from cutting wood on its property in Hunter, New York. The defendants have counterclaimed against Yolo for breach of contract, interference with contract, conversion and conspiring to interfere with their contracts. The defendants are seeking damages amounting to over $2,000,000, and have asserted a claim to the right of ownership of the property. Yolo's legal counsel believes that the counterclaims will be dismissed. The property at Hunter is under lien until this matter is settled. A trial date has been set for June 1998.

PSI LITIGATION

In 1993, Shareholders of Programming and Systems, Inc. ("PSI") brought a class action against PSI and certain of its officers in the United States District Court for the Southern District of New York, which was settled by a Stipulation of Settlement dated as of November 15, 1993 (the "Stipulation"), pursuant to which PSI Settlement Corp. ("Nexus") was formed. On January 21, 1994, Judge Robert Sweet signed the Order confirming the Stipulation. Pursuant to that Stipulation (i) the eligible shareholders of PSI received a pro-rata distribution of $1,400,000, after deduction of the fees and expenses of the class action, which amounted to $.50 per share, and (ii) all the shares of Nexus were delivered to Escrow Agents to hold for the benefit of all shareholders of PSI. Pursuant to the Orders of Judge Sweet, PSI transferred certain assets to Nexus as specified in the Stipulation and the Court's Orders. These payments, including the shares of Nexus, fully settled all of the claims by PSI shareholders that could have been asserted against PSI and the other defendants in the class action.

On June 12, 1995, Judge Sweet signed an Order approving an amendment of the Stipulation which permitted Nexus to operate as an ongoing entity rather than liquidating its assets, provided the escrowed shares of Nexus were delivered out to PSI shareholders by June 12, 1997 (such shares were delivered on August 12, 1996) and listed for trading on NASDAQ.

In addition to settling the class action and making payment to shareholders, PSI has now settled the action by the Securities and Exchange Commission against it and resolved the material claims and lawsuits which arose out of its discontinued vocational school operations.

                        FRM Nexus, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At the present time, PSI is indebted to (i) the United States Department of Education for $1,000,000 by reason of the fraudulent conduct of a former chief executive officer, (ii) to the Internal Revenue Service for $416,000 representing excess refunds of income taxes made by IRS to PSI plus interest thereon and (iii) to a former landlord of a PSI school for $98,621. As a result of the Stipulation described above, the Company believes it is not responsible for the obligations of PSI.

9. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                            YEARS ENDED                 YEAR ENDED
                                            FEBRUARY 28                FEBRUARY 29
                                       1998             1997              1996
                                     --------         --------         -----------
Current:
    Federal                          $     --         $     --          $     --
    State                              70,979           76,288            14,637
                                     --------         --------          --------
Total current                          70,979           76,288            14,637
                                     --------         --------          --------

Deferred:
    Federal                                --               --                --
    State                              78,153          (64,218)           13,611
                                     --------         --------          --------
Total deferred                         78,153          (64,218)           13,611
                                     --------         --------          --------

Total                                $149,132         $ 12,070          $ 28,248
                                     ========         ========          ========

Nexus filed consolidated federal tax returns with PSI through August 12, 1996, which has no federal tax liability due to current and prior year net operating losses. After August 12, 1996, Nexus and its subsidiaries are not filing consolidated tax returns with PSI. Nexus and its subsidiaries are filing individual federal tax returns for the period beginning August 13, 1996 and ending February 28, 1997. Subsequent to February 28, 1997, Nexus and its subsidiaries are filing consolidated federal tax returns.

                        FRM Nexus, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

Significant components of deferred tax assets (liabilities) were as follows:

                                            FEBRUARY 28             FEBRUARY 29
                                        1998            1997            1996
                                    -----------     -----------     -----------
Tax loss carryforwards              $   314,773     $   218,743     $ 1,889,126
Property, plant and equipment                --              --              --
Installment sale of real estate              --          63,188           1,996
                                    -----------     -----------     -----------
                                        314,773         281,931       1,891,122
Less valuation allowance               (314,773)       (218,743)     (1,889,126)
                                    -----------     -----------     -----------
Deferred tax assets                 $        --     $    63,188     $     1,996
                                    ===========     ===========     ===========

Installment sale of real estate     $   (12,656)    $        --     $        --
Property, plant and equipment            (8,073)         (5,764)         (8,790)
                                    ===========     ===========     ===========

Deferred tax liabilities            $   (20,729)    $    (5,764)    $    (8,790)
                                    ===========     ===========     ===========

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                                        FEBRUARY 28        FEBRUARY 29
                                                      1998       1997         1996
                                                     ---------------------------------
                                                      % OF       % OF         % OF
                                                     PRETAX     PRETAX       PRETAX
                                                     INCOME     INCOME       INCOME
                                                     ---------------------------------
Statutory federal income tax expense rate             34.0%     (34.0%)      (34.0%)
Valuation allowance against NOL
    carryforwards                                    (34.0)      34.0         34.0
State taxes, less federal tax effect                  10.2        1.0         14.2
                                                     -----      -----        -----
                                                      10.2%       1.0%        14.2%
                                                     =====      =====        =====

As required under SFAS No. 109, the Company must provide for the future benefits of its net operating loss ("NOL") carryforwards. The Company has net operating loss carryforwards for federal purposes of approximately $925,000. These losses will be available for future years, expiring through February 28, 2013. The Company, however, has taken a 100% valuation allowance against federal NOL carryforwards due to a history of operating tax losses and the uncertainty of generating taxable income in the foreseeable future.

                        FRM Nexus, Inc. and Subsidiaries

10. TRANSFER OF ASSETS FROM PARENT

Pursuant to a Court Order, the following assets and subsidiaries were transferred from PSI to Nexus during the year ended February 29, 1996:

Shares of PSI subsidiaries                                            $  534,419
Cash value of officers' life insurance                                    58,875
Real estate held for development and sale                                869,413
Miscellaneous receivables                                                 24,924
                                                                      ----------
                                                                      $1,487,631
                                                                      ==========

These assets were transferred at historical cost. The fair market value at the time of transfer was greater than or equal to the historical cost.

11. EXTRAORDINARY ITEM

During fiscal year 1998, the Company realized an extraordinary gain, net of fees of $91,674, as a result of the extinguishment of certain debts. There was no related tax effect since this occurred as a result of a discharge in bankruptcy of a subsidiary of the Company.

                        FRM Nexus, Inc. and Subsidiaries

12. BUSINESS SEGMENT INFORMATION

The following provides segment information for the industries in which the Company operates:

                                               FOOD             REAL          MEDICAL
                                              SERVICE          ESTATE        FINANCING          TOTAL
                                           ------------     -----------    ------------     ------------
1998
Total revenue                              $ 16,703,700     $ 2,408,775    $    773,474     $ 19,885,949
                                           ============     ===========    ============     ============
Income (loss) from operations
  before corporate expenses                $    538,326     $ 1,576,029    $    (71,035)    $  2,043,320
                                           ============     ===========    ============
Corporate expenses                                                                               182,729
Interest expense, net                                                                            395,042
                                                                                            ------------
Income before provision for taxes
  and extraordinary item                                                                    $  1,465,549
                                                                                            ============
Identifiable assets                        $  5,079,084     $ 5,805,306    $  2,129,690     $ 13,014,080
                                           ============     ===========    ============     ============
Capital expenditures                       $    425,170     $   570,653    $     73,933     $  1,069,756
                                           ============     ===========    ============     ============
Depreciation and amortization              $    467,119     $    54,885    $     18,424     $    540,428
                                           ============     ===========    ============     ============

1997
Total revenue                              $ 16,263,323     $   819,628    $    216,521     $ 17,299,472
                                           ============     ===========    ============     ============
Income (loss) from operations
  before corporate expenses                $    248,483     $  (950,189)   $     31,929     $   (669,777)
                                           ============     ===========    ============
Corporate expenses                                                                               298,291
Interest expense, net                                                                            278,871
                                                                                            ------------
Loss before provision for taxes                                                             $ (1,246,939)
                                                                                            ============
Identifiable assets                        $  4,965,638     $ 7,226,689    $  1,469,898     $ 13,662,225
                                           ============     ===========    ============     ============
Capital expenditures                       $  2,056,264     $        --    $     18,853     $  2,075,117
                                           ============     ===========    ============     ============
Depreciation and amortization              $    532,909     $    63,512    $      3,777     $    600,198
                                           ============     ===========    ============     ============

1996
Total revenue                              $ 14,536,291     $   292,502    $    253,857     $ 15,082,650
                                           ============     ===========    ============     ============
Income (loss) from operations
  before corporate expenses                $    (47,435)    $  (150,620)   $    109,790     $    (88,265)
                                           ============     ===========    ============
Corporate expenses                                                                               123,455
Interest (income) expense, net                                                                   (12,996)
                                                                                            ------------
Loss before provision for taxes                                                             $   (198,724)
                                                                                            ============
Identifiable assets                        $  3,491,533     $ 5,462,935    $    586,487     $  9,540,955
                                           ============     ===========    ============     ============
Capital expenditures                       $    797,207     $        --    $         --     $    797,207
                                           ============     ===========    ============     ============
Depreciation and amortization              $    437,210     $        --    $         --     $    437,210
                                           ============     ===========    ============     ============

All revenue is generated in the eastern portion of the United States.

                        FRM Nexus, Inc. and Subsidiaries

12. BUSINESS SEGMENT INFORMATION (CONTINUED)

For the year ended February 28, 1998, net sales of the real estate division included $1,932,994 of income due to changing from the financing method to the full accrual method of accounting for the sale of real estate in Granby, Connecticut.

13. STOCK SPLIT

On May 14, 1998, the Company declared a common stock dividend of one common share for every two common shares owned of record on June 24, 1998. The accompanying financial statements give retroactive effect to this stock dividend.

                         MICHAEL, ADEST & BLUMENKRANTZ
                  --------------------------------------------
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.


                                SEVEN PENN PLAZA
                           NEW YORK, NEW YORK, 10001
                         212-563-2525 FAX 212-563-3549
                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of FRM Nexus, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of FRM Nexus, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Wendclark Corporation and Wendcello Corporation, wholly owned subsidiaries, which statements reflect total assets of $4,998,033 and $3,423,936 as of February 28, 1997 and February 29, 1996, respectively, and total revenues of $16,263,323, $14,536,291 and $14,523,900 for each of the three years in the period ended February 28, 1997. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wendclark Corporation and Wendcello Corporation, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of FRM Nexus, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.



                                             /s/ Michael, Adest & Blumenkrantz

                                             MICHAEL, ADEST & BLUMENKRANTZ
                                             Certified Public Accountants, P.C.



New York, New York
May 9, 1997
 (Except for Note 9B, as to which the date is June 20, 1997)

                                                     [Eric L. Weston Letterhead]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors
Wendclark Corp.
27 Central Avenue
Cortland, New York 13045


     I have audited the accompanying balance sheet of Wendclark Corp. (an indirect wholly-owned subsidiary of Programming and Systems, Incorporated) as of February 23, 1997 and February 25, 1996, and the related statements of income, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wendclark Corp. as of February 23, 1997 and February 25, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ Eric L. Weston

                                                  CERTIFIED PUBLIC ACCOUNTANT



Westbury, New York
March 25, 1997

















                                      F-32A

                                                     [ERIC L. WESTON LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors
Wendcello Corp.
27 Central Avenue
Cortland, New York 13045


     I have audited the accompanying balance sheet of Wendcello Corp. (an indirect wholly-owned subsidiary of Programming and Systems, Incorporated) as of February 23, 1997 and February 25, 1996, and the related statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wendcello Corp. as of February 23, 1997 and February 25, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Eric L. Weston

                                                  CERTIFIED PUBLIC ACCOUNTANT




Westbury, New York
March 25, 1997





















                                      F-32B

                         MICHAEL, ADEST & BLUMENKRANTZ
                       ----------------------------------
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.


                                SEVEN PENN PLAZA
                            NEW YORK, NEW YORK 10001
                         212-563-2525 FAX 212-563-3549

                        INDEPENDENT AUDITORS' REPORT ON
                           SUPPLEMENTARY INFORMATION
         REQUIRED BY RULE 5-04 OF REGULATION S-X OF THE SECURITIES AND
                              EXCHANGE COMMISSION

FRM Nexus, Inc. and Subsidiaries
Board of Directors and Stockholders


We have audited the financial statements of FRM Nexus, Inc. and Subsidiaries as of February 28, 1997 and February 29, 1996 and for each of the three years in the period ended February 28, 1997 and have issued our report thereon dated May 9, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedules II, III and IV on the following pages are presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by rule 5-04 of Regulation S-X of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                             /s/ Michael, Adest & Blumenkrantz

                                             Michael, Adest & Blumenkrantz
                                             Certified Public Accountants, P.C.




May 9, 1997





















                                      F-32C

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                                February 28, 1998




SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                COLUMN B                COLUMN C                    COLUMN D       COLUMN E
       -----------             ------------     ----------------------------        ----------      ---------
                                                        ADDITIONS
                                  BALANCE       CHARGED TO        CHARGED TO                         BALANCE
                               AT BEGINNING      COSTS AND      OTHER ACCOUNTS                       AT END
       DESCRIPTION               OF PERIOD       EXPENSES          DESCRIBED        DEDUCTIONS      OF PERIOD
       -----------             ------------     ----------      --------------      ----------      ---------
FEBRUARY 29, 1996
Allowance for credit losses      $145,218       $       --        $       --        $       --      $145,218
                                 ========       ==========        ==========        ==========      ========

FEBRUARY 28, 1997
Allowance for credit losses      $145,218       $       --        $       --        $       --      $145,218
                                 ========       ==========        ==========        ==========      ========

FEBRUARY 28, 1998
Allowance for credit losses      $145,218       $       --        $       --        $   72,352      $ 72,866
                                 ========       ==========        ==========        ==========      ========

1                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                                February 28, 1998

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

         COLUMN A            COLUMN B           COLUMN C                    COLUMN D                        COLUMN E
         --------            --------           --------                    --------                        --------

                                                                   COST CAPITALIZED SUBSEQUENT     GROSS AMOUNT AT WHICH CARRIED
                                         INITIAL COST TO COMPANY         TO ACQUISITION                 AT CLOSE OF PERIOD
                                         -----------------------     ------------------------   ------------------------------------
                                                      BUILDINGS                                             BUILDINGS
                                                         AND                                                   AND
                             ENCUM-                    IMPROVE-      IMPROVE-      CARRYING                  IMPROVE-
       DESCRIPTIONS          BRANCES        LAND        MENTS          MENTS         COST         LAND        MENTS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Partial investment in
  condominium development;
  Hunter, NY                $       --   $       --   $1,097,897     $    6,000    $       --   $       --   $1,103,897   $1,103,897
Unimproved land;
  Brookfield, CT                    --      426,579           --             --        59,969      486,548           --      486,548
                            --------------------------------------------------------------------------------------------------------
Total                       $       --   $  426,579   $1,097,897     $    6,000    $   59,969   $  486,548   $1,103,897   $1,590,445
                            ========================================================================================================

         COLUMN A              COLUMN F      COLUMN G     COLUMN H       COLUMN I
         --------              --------      --------     --------       --------


                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                        IN LATEST
                                                                         INCOME
                              ACCUMULATED     DATE OF        DATE      STATEMENTS
       DESCRIPTIONS           DEPRECIATION  CONSTRUCTION   ACQUIRED    IS COMPUTED
-----------------------------------------------------------------------------------
Partial investment in
  condominium development;
  Hunter, NY                    $     --            --     2/29/96       N/A
Unimproved land;
  Brookfield, CT                      --            --     5/11/92
                            -------------------------------------------------------
Total                           $     --                                 N/A
                            =======================================================

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

                                               FEBRUARY 28,                   FEBRUARY 28,                    FEBRUARY 29,
                                                  1998                           1997                            1996
                                        -------------------------    ----------------------------    ---------------------------
Balance at beginning of period                        $ 1,574,369                    $  2,246,360                   $  2,287,975
Additions during period:
  Acquisition through foreclosure       $       --                   $         --                    $        --
  Other acquisitions                            --                         25,000                      1,072,897
  Improvements, etc                          6,000                             --                             --
  Capitalized carrying costs                10,076         16,076          24,334          49,334         22,400       1,095,297
                                        ----------    -----------    ------------    ------------    -----------    ------------
                                                        1,590,445                       2,295,694                      3,383,272
Deductions during period:
  Cost of real estate sold                      --                        721,325                      1,136,912
  Other (describe)                              --                             --                             --
                                        ----------                   ------------                    -----------
                                                               --                         721,325                      1,136,912
                                                      -----------                    ------------                   ------------
Balance at close of period                            $ 1,590,445                    $  1,574,369                   $  2,246,360
                                                      ===========                    ============                   ============

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                                February 28, 1998

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

             COLUMN A            COLUMN B    COLUMN C      COLUMN D            COLUMN E      COLUMN F      COLUMN G       COLUMN H
             --------            --------    --------      --------            --------      --------      --------       --------
                                                                                                                         PRINCIPAL
                                                                                                                         AMOUNT OF
                                                                                                                       LOANS SUBJECT
                                             FINAL         PERIODIC                          FACE        CARRYING      TO DELINQUENT
                                 INTEREST   MATURITY       PAYMENT             PRIOR       AMOUNT OF     AMOUNT OF     PRINCIPAL OR
           DESCRIPTIONS            RATE       DATE          TERM               LIENS       MORTGAGES     MORTGAGES       INTEREST-
------------------------------------------------------------------------------------------------------------------------------------
First Mortgages:
  Unimproved land; Goshen, NY       6%       2/28/02    Interest only to            --     $  500,000    $   464,891    $       --
                                                          maturity
  Unimproved land; Goshen, NY       6%       2/28/02    None                        --      1,810,000      1,682,907            --
  Office building; Granby, CT       9%       3/08/17    9,863               $2,600,000      1,081,547      1,078,032            --
                                                                                           -----------------------------------------
                                                                                           $3,391,547    $ 3,225,830    $       --
                                                                                           =========================================

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

                                                      FEBRUARY 28,                  FEBRUARY 28,                  FEBRUARY 29,
                                                          1998                         1997                          1996
                                                -------------------------    ---------------------------   -------------------------
Balance at beginning of period                                $ 2,503,236                  $    466,702                  $       --
Additions during period:
  New mortgage loans                            $1,081,547                   $2,049,034                    $  541,702
                                                ----------                   ----------                    ----------
                                                                1,081,547                      2,049,034                    541,702
                                                              -----------                  -------------                  ---------
                                                                3,584,783                      2,515,736                    541,702
Deductions during period:
  Collection of principal                          159,717                       12,500                        75,000
  Foreclosures                                          --                           --                            --
  Cost of mortgage sold                                 --                           --                            --
  Amortization of premium                               --                           --                            --
  Change in unrealized loss on mortgage and
     notes receivable                              162,202                           --                            --
  Other -- Bad debts                                37,034                           --                            --
                                                ----------                   ----------                    ----------
                                                                  358,953                       12,500                       75,000
                                                              -----------                  ------------                  ----------
Balance at close of period                                    $ 3,225,830                  $  2,503,236                  $  466,702
                                                              ===========                  ============                  ==========

                        FRM Nexus, Inc. and Subsidiaries
                       Supplemental Financial Information
                   Unaudited Selected Quarterly Financial Data

                                                                                Quarter
                                                       ----------------------------------------------------------
                                                          First          Second          Third          Fourth
                                                       -----------     -----------    -----------     -----------
Year ended February 28, 1998:

Total revenue                                          $ 4,469,115     $ 4,860,673    $ 4,322,243     $ 6,233,918
                                                       ===========     ===========    ===========     ===========
Income (loss) from operations                          $   (12,910)    $   122,678    $   (61,272)    $ 1,812,095
                                                       ===========     ===========    ===========     ===========
Income (loss) before
  extraordinary items                                  $  (117,110)    $     1,325    $  (175,475)    $ 1,607,677
                                                       ===========     ===========    ===========     ===========
Net income (loss)                                      $  (117,110)    $     1,325    $   (83,801)    $ 1,607,677
                                                       ===========     ===========    ===========     ===========
Basic and diluted earnings (loss)
  per common share:

Income (loss) before
   extraordinary items                                 $     (0.06)             $-    $     (0.10)    $      0.88
                                                       ===========     ===========    ===========     ===========
 Net income (loss)                                     $     (0.06)             $-    $     (0.05)    $      0.88
                                                       ===========     ===========    ===========     ===========
Number of shares used in computation
  of basic and diluted earnings per share                1,817,453       1,817,453      1,817,453       1,817,453
                                                       ===========     ===========    ===========     ===========

Year ended February 28, 1997:

Total revenue                                          $ 4,054,968     $ 5,160,186    $ 4,150,681     $ 3,933,637
                                                       ===========     ===========    ===========     ===========
Income (loss) from operations                          $  (577,496)    $   191,453    $  (191,958)    $  (390,067)
                                                       ===========     ===========    ===========     ===========
Income (loss) before
  extraordinary items                                  $  (616,695)    $    73,410    $  (259,695)    $  (456,029)
                                                       ===========     ===========    ===========     ===========
Net income (loss)                                      $  (616,695)    $    73,410    $  (259,695)    $  (456,029)
                                                       ===========     ===========    ===========     ===========
Basic and diluted earnings (loss)
  per common share:

Income (loss) before
  extraordinary items                                  $     (0.34)    $      0.04    $     (0.14)    $     (0.25)
                                                       ===========     ===========    ===========     ===========
Net income (loss)                                      $     (0.34)    $      0.04    $     (0.14)    $     (0.25)
                                                       ===========     ===========    ===========     ===========
Number of shares used in computation
   of basic and diluted earnings per share               1,817,453       1,817,453      1,817,453       1,817,453
                                                       ===========     ===========    ===========     ===========

                                EXHIBIT INDEX
                                -------------


         The two following exhibits (Exhibits 23.01 and 23.02) are filed as part of this Annual Report on Form 10-K and the remaining exhibits are incorporated herein by reference to Form 10 dated June 27, 1997 except that Exhibit 10.04 is incorporated herein by reference to Amendment No. 1 to Form 10 dated September 19, 1997.



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

23.01    Consent of Michael, Adest & Blumenkrantz.

23.02    Consent of Eric Weston