Form 10-Q
period 1998-05-31
FRM NEXUS INC
filed 1998-07-13
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1998

             |_| TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                 FRM NEXUS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3754422
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

271 NORTH AVENUE, NEW ROCHELLE, NY                                 10801
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 636-3432

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 10, 1998: 1,817,453.

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- May 31, 1998 and February 28, 1998..............2
Consolidated Statements of Operations -- Three months ended
  May 31, 1998 and 1997........................................................4
Consolidated Statements of Stockholders' Equity --
  Three months ended May 31, 1998 .............................................5
Consolidated Statements of Cash Flows --
  Three months ended May 31, 1998 and 1997.....................................6
Notes to Consolidated Financial Statements.....................................7

                        FRM Nexus, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                           MAY 31,         FEBRUARY 28,
                                                            1998               1998
                                                         -----------       -----------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                $ 1,106,503       $ 1,434,893
  Mortgage and notes receivable                               22,735            22,232
  Finance receivables, net                                 1,816,776         1,782,687
  Vendor rebate receivable                                        --           244,477
  Inventories                                                114,060            96,922
  Other current assets                                       181,546           250,663
                                                         -----------       -----------
Total current assets                                       3,241,620         3,831,874
                                                         -----------       -----------
Property and equipment:
  Property and equipment, at cost                          5,934,244         5,850,404
  Less accumulated depreciation and amortization           2,411,934         2,310,626
                                                         -----------       -----------
                                                           3,522,310         3,539,778
                                                         -----------       -----------
Other assets:
  Real estate held for development and sale                1,378,588         1,375,445
  Mortgage and notes receivable                            3,197,722         3,203,598
  Loans receivable                                            84,126            88,995
  Leasehold costs, net of accumulated amortization
    of $341,483 at May 31, 1998 and $333,143
    at February 28, 1998                                     498,805           507,145
  Technical assistance fees, net of accumulated
    amortization of $153,072 at May 31, 1998 and
    $147,672 at February 28, 1998                            221,928           227,238
  Other                                                      267,852           240,007
                                                         -----------       -----------
Total other assets                                         5,649,021         5,642,428
                                                         -----------       -----------
Total assets                                             $12,412,951       $13,014,080
                                                         ===========       ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                                                            MAY 31,           FEBRUARY 28,
                                                             1998                1998
                                                         ------------        ------------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $    974,941        $    960,172
  Current portion of notes payable                            188,068             228,578
  Due to finance customers                                    834,326             975,545
  Income taxes payable                                            348              64,202
  Other current liabilities                                    16,782              19,489
                                                         ------------        ------------
Total current liabilities                                   2,014,465           2,247,986
                                                         ------------        ------------
Other liabilities:
   Notes payable                                            2,149,480           2,391,867
   Deferred income taxes
                                                               20,638              20,729
   Deferred Income                                          2,760,624           2,760,624
                                                         ------------        ------------
Total other liabilities                                     4,930,742           5,173,220
                                                         ------------        ------------
Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issues and outstanding -  1,817,453 shares                181,745             181,745
  Capital in excess of par value                            5,827,125           5,827,125
  Unrealized loss on mortgage and notes receivable           (162,202)           (162,202)
  Retained earnings (accumulated deficit)                    (378,924)           (253,794)
                                                         ------------        ------------
  Total stockholders' equity                                5,467,744           5,592,874
                                                         ------------        ------------
Total liabilities and stockholders' equity               $ 12,412,951        $ 13,014,080
                                                         ============        ============

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                THREE MONTHS ENDED
                                                                     MAY 31,
                                                            1998                1997
                                                         -----------        -----------
REVENUES
  Restaurant food sales                                  $ 3,940,918        $ 4,268,935
  Sale of real estate                                         40,678                 --
  Rental income                                               23,911                 --
  Interest from mortgages                                     59,151             38,642
  Income from the purchase of medical receivables            286,971            161,538
                                                         -----------        -----------
  Total income                                             4,351,629          4,469,115
                                                         -----------        -----------
COSTS AND EXPENSES
  Restaurants                                              3,807,491          3,982,765
  Real estate                                                125,067            146,775
  Medical receivables                                        251,562            171,973
  Corporate expenses                                         115,614             55,519
  Depreciation and amortization                              119,159            124,993
                                                         -----------        -----------
  Total costs and expenses                                 4,418,893          4,482,025
                                                         -----------        -----------
  Income (loss) from operations                              (67,264)           (12,910)
                                                         -----------        -----------
Other income (expense):
  Interest income                                             53,859             15,523
  Interest expense                                          (104,622)          (119,293)
                                                         -----------        -----------
                                                             (50,763)          (103,770)
                                                         -----------        -----------
Income (loss) before provision for income taxes             (118,027)          (116,680)

Provision for income taxes                                     7,103                430
                                                         -----------        -----------
Net income (loss)                                        $  (125,130)       $  (117,110)
                                                         ===========        ===========
Basic and diluted earnings (loss) per common share       $     (0.07)       $     (0.06)
                                                         ===========        ===========
Number of shares used in computation of basic and
  diluted earnings per share                               1,817,453          1,817,453
                                                         ===========        ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                     February 28, 1998 through May 31, 1998
                                  (Unaudited)

                                                                                         RETAINED
                                                    ADDITIONAL       UNREALIZED          EARNINGS            TOTAL
                                    COMMON           PAID-IN            GAINS          (ACCUMULATED       STOCKHOLDERS'
                                    STOCK            CAPITAL          (LOSSES)           DEFICIT)            EQUITY
                                 -----------       -----------       -----------        -----------        -----------
Balance, February 28, 1998       $   181,745       $ 5,827,125       $  (162,202)       $  (253,794)       $ 5,592,874
  Net loss                                --                --                --           (125,130)          (125,130)
                                 -----------       -----------       -----------        -----------        -----------
Balance, May 31, 1998            $   181,745       $ 5,827,125       $  (162,202)       $  (378,924)       $ 5,467,744
                                 ===========       ===========       ===========        ===========        ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              THREE MONTHS ENDED MAY 31,
                                                               1998               1997
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (125,130)       $  (117,110)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                             119,159            124,993
     Deferred interest expense                                      --             16,531
     Deferred income taxes                                         (91)            (3,083)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                               244,477                 --
        Inventories                                            (17,138)           (13,273)
        Additions to real estate held for
           development and sale                                 (3,143)              (370)
        Prepaid expenses, miscellaneous receivables
          and other assets                                      37,071             30,267
        Accounts payable, accrued expenses and taxes           (49,085)            60,736
       Other current liabilities                                (2,707)            (4,187)
                                                           -----------        -----------
Net cash provided by operating activities                      203,413             94,504
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                       (83,840)          (195,854)
Repayment of loans to officers                                   4,869              4,000
Increase in finance receivables                                (34,089)          (329,209)
Due to finance customers                                      (141,219)           198,885
Principal payments on notes receivable                           5,373              6,202
                                                           -----------        -----------
Net cash used in investing activities                         (248,906)          (315,976)
                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                           (282,897)           (46,173)
Proceeds of finance obligation                                      --             52,250
                                                           -----------        -----------
Net cash provided by (used in) financing activities           (282,897)             6,077
                                                           -----------        -----------
Net decrease in cash and cash equivalents                     (328,390)          (215,395)
Cash and cash equivalents, beginning of period               1,434,893          1,861,219
                                                           -----------        -----------
Cash and cash equivalents, end of period                   $ 1,106,503        $ 1,645,824
                                                           ===========        ===========
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                              $    64,976        $   105,694
                                                           ===========        ===========
Income taxes paid                                          $    39,074        $    25,026
                                                           ===========        ===========

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 1998; results of operations for the three months ended May 31, 1998 and 1997; cash flows for the three months ended May 31, 1998 and 1997; and changes in stockholders' equity for the three months ended May 31, 1998. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998. The consolidated balance sheet at February 28, 1998 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                 MAY 31,             FEBRUARY 28,
                                                  1998                  1998
                                              -----------           -----------
Gross finance receivables                     $ 2,132,342           $ 2,083,043
Allowance for credit losses                       (72,866)              (72,866)
Deferred finance income                          (242,700)             (227,490)
                                              -----------           -----------
Finance receivables, net                      $ 1,816,776           $ 1,782,687
                                              ===========           ===========

3. COMMITMENTS AND CONTINGENCIES

FRANCHISE AGREEMENT COMMITMENTS

The food service subsidiaries are the franchisees for the 16 Wendy's Restaurants it owns and operates. The franchise agreements obligate the subsidiaries to pay to Wendy's International a monthly royalty equal to 4% of the gross sales of each restaurant during the month, or $250, whichever is greater.

                        FRM Nexus, Inc. and Subsidiaries

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
                                                                      ==========

There are various commitments and contingencies relating to the sale of real estate.

                        FRM Nexus, Inc. and Subsidiaries

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Yolo Capital subsidiary ("Yolo") filed an action against the former management for breach of management agreements and for conversion of monies resulting from cutting wood on its property in Hunter, New York. The defendants have counterclaimed against Yolo for breach of contract, interference with contract, conversion and conspiring to interfere with their contracts. The defendants are seeking damages amounting to over $2,000,000, and have asserted a claim to the right of ownership of the property. Yolo's legal counsel believes that the counterclaims will be dismissed. The property at Hunter is under lien until this matter is settled. A trial date has been set for 1998.

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

                        FRM Nexus, Inc. and Subsidiaries

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

4. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                                        THREE MONTHS ENDED
                                                             MAY 31,
                                                   1998                   1997
                                                 -------                -------
Current:
   Federal                                       $    --                $    --
   State                                           7,194                  3,513
                                                 -------                -------
Total current                                      7,194                  3,513
                                                 -------                -------
Deferred:
   Federal                                            --                     --
   State                                             (91)                (3,083)
                                                 -------                -------
Total deferred                                       (91)                (3,083)
                                                 -------                -------
Total                                            $ 7,103                $   430
                                                 =======                =======

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

5. STOCK SPLIT

On May 14, 1998, the Company declared a common stock dividend of one common share for every two common shares owned of record on June 14, 1998. The accompanying financial statements give retroactive effect to this stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

         All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 1998 and 1997. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1998 10-K.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1997

         The Company's revenues decreased by $117,000, or 3%, for the three months ended May 31, 1998 to $4,352,000 from $4,469,000 for the three months ended May 31, 1997. The reduction was a result of decreased revenues in the food service division offset by increased revenues in the real estate and medical financing divisions. The decrease of $328,000 in the food service division was attributable primarily to the higher revenue in the 1997 period resulting from special national advertising which was used to implement new menu and promotional items. In addition, the opening of a competing restaurant at one of the locations had an impact on the reduced revenues. The additional revenue of $85,000 in the real estate division was attributable to the sale of real estate in the 1998 period and increases in interest and rental income. Growth in revenues in the medical financing division of $125,000 was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

         Costs and expenses decreased $63,000, or 1%, for the three months ended May 31, 1998, to $4,419,000 from $4,482,000 for the three months ended May 31, 1997. This net decrease was due to decreases in the food service division of $175,000, $22,000 in the real estate division and $6,000 in depreciation and amortization, which were offset by increases of $80,000 in the medical financing division and $60,000 in corporate expenses.

         The decrease in the costs and expenses of the food service division is attributable to the decrease in food costs due to the reduced revenues for the three months ended May 31, 1998 compared with the three months ended May 31, 1997. This was offset by higher labor costs, which are due in part to an increase in the minimum wage. The decrease in the real estate division is attributable to a reduction in operating costs. The increase in corporate expenses is primarily due to the additional costs related to the registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 which were required during the first quarter of 1998 and not required during the prior year because the Company's stock was not registered at that time. The increase of the costs and expenses of the medical financing division was attributable to additional expenditures on staff and systems as a result of the increase in volume.

         For the reasons noted above the loss from operations increased $54,000 from a loss of $13,000 for the three months ended May 31, 1997 to a loss of $67,000 for the three months ended May 31,1998. Net interest costs decreased $53,000 and the provision for tax increased $7,000 producing an increase in net loss of $8,000, from a loss of $117,000 for the three months ended May 31, 1997 to a loss of $125,000 for the three months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities in the three month periods ended May 31, 1998 and 1997 including investments in the purchase of medical claims receivable resulted in the use of cash by operations. The Company expects this trend to continue with the growth of its medical financing division. The funds for those needs are expected to be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable. Cash flow provided from the food service division decreased by $13,000 to $181,000 for the three months ended May 31, 1998 as compared with $194,000 for the same period in 1997. The Company's anticipated reduction in the amount of capital expenditures should result in cash continuing to be provided from the food service division for the balance of the current fiscal year. Management believes the effects of competition at one of its locations will diminish and the addition of new menu items will have a positive effect on cash flow during fiscal 1999. The real estate division is not expected to be a significant user of cash flow from operations by reason of the disposition as of January 1, 1998 of the formerly vacant space in the Granby, CT property. The Company's real estate assets in Hunter, NY and Brookfield, CT. are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds from its financing activities. The Company has no present intention of increasing its capital from the sale of common stock, but that may be an option it will explore in the future should management decide that it will assist its goal of increasing the per-share value of the Company's outstanding shares.

         Cash provided by operations during the three months ended May 31, 1998 was $203,000 compared to $95,000 provided during the same period in the prior year. The increase in 1998 was due to fluctuations in operating assets and liabilities primarily caused by timing differences in the payment of accounts payable and the collection of a rebate due from a soft drink vendor in the food service division. Cash used in investing activities was $249,000 for three months ended May 31, 1998 as compared with $316,000 used in the prior year. The decrease in 1998 was due to a decrease in capital expenditures offset by increases in payments to finance customers as receivables from the purchase of medical insurance claims are collected. Net cash used by financing activities was $283,000 during the three months ended May 31, 1998 as compared with $6,000 provided in the prior year. The increase in the use of cash in 1998 was due to a partial repayment of a line of credit because the Company had an excess balance of cash.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997 the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt this statement in the fiscal year ending February 28, 1999. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of its application.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)       EXHIBITS.

         27. Financial Data Schedule

b)       REPORTS ON FORM 8K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRM NEXUS, INC.

                                    By: /S/ VICTOR BRODSKY
                                        ----------------------------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: July 10, 1998