Form 10-Q
period 1998-08-31
FRM NEXUS INC
filed 1998-10-14
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1998

             | | TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                 FRM NEXUS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                               13-3754422
(State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
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

               --------------------------------------------------


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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 13, 1998: 1,817,453.

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets -- August 31, 1998 and February 28, 1998...........2
Consolidated Statements of Operations  -- Six months and three months ended
August 31, 1998 and 1997.......................................................4
Consolidated Statements of Stockholders' Equity --
   Six months ended August 31, 1998 ...........................................5
Consolidated Statements of Cash Flows --
   Six months ended August 31, 1998 and 1997...................................6
Notes to Consolidated Financial Statements.....................................7

                        FRM NEXUS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                AUGUST 31,            FEBRUARY 28,
                                                                   1998                   1998
                                                               -----------            -----------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                      $ 1,112,855            $ 1,434,893
  Mortgage and notes receivable                                     23,251                 22,232
  Finance receivables, net                                       1,929,488              1,782,687
  Vendor rebate receivable                                              --                244,477
  Inventories                                                      100,902                 96,922
  Other current assets                                             170,399                250,663
                                                               -----------            -----------
Total current assets                                             3,336,895              3,831,874
                                                               -----------            -----------

Property and equipment:
  Property and equipment, at cost                                6,215,295              5,850,404
  Less accumulated depreciation and amortization                 2,513,260              2,310,626
                                                               -----------            -----------
                                                                 3,702,035              3,539,778
                                                               -----------            -----------

Other assets:
  Real estate held for development and sale                      1,474,389              1,375,445
  Mortgage and notes receivable                                  3,191,712              3,203,598
  Finance receivables, net                                          20,000                     --
  Loans receivable                                                  79,944                 88,995
  Leasehold costs, net of accumulated amortization
    of $357,593 at August 31, 1998 and $333,143
    at February 28, 1998                                           516,004                507,145
  Technical assistance fees, net of accumulated
    amortization of $158,382 at August 31, 1998 and
    $147,672 at February 28, 1998                                  216,618                227,238
  Other                                                            264,859                240,007
                                                               -----------            -----------
Total other assets                                               5,763,526              5,642,428
                                                               -----------            -----------
Total assets                                                   $12,802,456            $13,014,080
                                                               ===========            ===========

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                                                                AUGUST 31,             FEBRUARY 28,
                                                                   1998                     1998
                                                               -----------             ------------
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $  1,089,174             $    960,172
  Current portion of notes payable                                 233,455                  228,578
  Due to finance customers                                         919,896                  975,545
  Income taxes payable                                               8,616                   64,202
  Other current liabilities                                         14,546                   19,489
                                                               -----------             ------------
Total current liabilities                                        2,265,687                2,247,986
                                                               -----------             ------------

Other liabilities:
   Notes payable                                                 2,306,072                2,391,867
   Deferred income taxes                                            20,545                   20,729
   Deferred Income                                               2,760,624                2,760,624
                                                               -----------             ------------
Total other liabilities                                          5,087,241                5,173,220
                                                               -----------             ------------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,817,453 shares                     181,745                  181,745
  Capital in excess of par value                                 5,827,125                5,827,125
  Unrealized loss on mortgage and notes receivable                (162,202)                (162,202)
  Retained earnings (accumulated deficit)                         (397,140)                (253,794)
                                                               -----------             ------------
  Total stockholders' equity                                     5,449,528                5,592,874
                                                               -----------             ------------

Total liabilities and stockholders' equity                    $ 12,802,456             $ 13,014,080
                                                              ============             ============

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       AUGUST 31,                              AUGUST 31,
                                                               1998                1997                 1998                1997
                                                            -----------         -----------         -----------         -----------
REVENUES
  Restaurant food sales                                     $ 4,475,868         $ 4,670,196         $ 8,416,786         $ 8,939,131
  Sale of real estate                                                --                  --              40,678                  --
  Rental income                                                  34,419                  --              58,330                  --
  Interest from mortgages                                        59,039              36,432             118,190              75,074
  Income from the purchase of medical receivables               240,699             154,045             527,670             315,583
                                                            -----------         -----------         -----------         -----------
  Total income                                                4,810,025           4,860,673           9,161,654           9,329,788
                                                            -----------         -----------         -----------         -----------

COSTS AND EXPENSES
  Restaurants                                                 4,182,993           4,309,631           7,990,484           8,292,396
  Real estate                                                    77,336              77,268             202,403             224,043
  Medical receivables                                           255,842             173,179             507,404             345,152
  Corporate expenses                                            127,270              52,247             242,884             107,766
  Depreciation and amortization                                 119,359             125,670             238,518             250,663
                                                            -----------         -----------         -----------         -----------
  Total costs and expenses                                    4,762,800           4,737,995           9,181,693           9,220,020
                                                            -----------         -----------         -----------         -----------
  Income (loss) from operations                                  47,225             122,678             (20,039)            109,768
                                                            -----------         -----------         -----------         -----------

Other income (expense):
  Interest income                                                 9,659              18,205              21,291              33,728
  Interest expense                                              (57,108)           (118,875)           (119,503)           (238,168)
                                                            -----------         -----------         -----------         -----------
                                                                (47,449)           (100,670)            (98,212)           (204,440)
                                                            -----------         -----------         -----------         -----------

Income (loss) before provision for income taxes                    (224)             22,008            (118,251)            (94,672)

Provision for income taxes                                       17,677              20,683              24,780              21,113
                                                            -----------         -----------         -----------         -----------
Net income (loss)                                           $   (17,901)        $     1,325         $  (143,031)        $  (115,785)
                                                            ===========         ===========         ===========         ===========

Basic and diluted earnings (loss) per common share          $     (0.01)        $      0.00         $     (0.08)        $     (0.06)
                                                            ===========         ===========         ===========         ===========

Number of shares used in computation of basic and
  diluted earnings per share                                  1,817,453           1,817,453           1,817,453           1,817,453
                                                            ===========         ===========         ===========         ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                   February 28, 1998 through August 31, 1998
                                  (Unaudited)

                                                                                                    RETAINED
                                                            ADDITIONAL          UNREALIZED          EARNINGS              TOTAL
                                             COMMON           PAID-IN              GAINS          (ACCUMULATED        STOCKHOLDERS'
                                              STOCK           CAPITAL            (LOSSES)           DEFICIT)              EQUITY
                                        -------------------------------------------------------------------------------------------
Balance, February 28, 1998                   $181,745     $  5,827,125       $   (162,202)      $     (253,794)       $  5,592,874
  Payment of fractional shares                      -                -                   -                (315)               (315)
  Net loss                                          -                -                   -            (143,031)           (143,031)
                                        -------------------------------------------------------------------------------------------
Balance, August 31, 1998                     $181,745     $  5,827,125       $   (162,202)      $     (397,140)       $  5,449,528
                                        ===========================================================================================

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED AUGUST 31,
                                                                    1998                    1997
                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (143,031)            $  (115,785)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                  238,518                 250,663
     Deferred interest expense                                           --                  33,855
     Deferred income tax expense(benefit)                              (184)                 (6,192)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                                    244,477                      --
        Inventories                                                  (3,980)                (10,342)
        Additions to real estate held for
           development and sale                                     (98,944)                 (2,093)
        Prepaid expenses, miscellaneous receivables
          and other assets                                           25,364                 (17,972)
        Accounts payable, accrued expenses and taxes                 73,416                 (33,576)
       Other current liabilities                                     (4,943)                (37,878)
                                                                -----------             -----------
Net cash provided by operating activities                           330,693                  60,680
                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                           (368,966)               (269,906)
Repayment of loans receivable                                         9,051                      --
Increase in finance receivables                                    (166,801)               (820,340)
Due to finance customers                                            (55,649)                501,449
Principal payments on notes receivable                               10,867                 156,202
                                                                -----------             -----------
Net cash used in investing activities                              (571,498)               (432,595)
                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                          250,000                      --
Principal payments on notes payable                                (330,918)               (175,791)
Proceeds of finance obligation                                           --                 104,500
Payment of fractional shares                                           (315)                     --
                                                                -----------             -----------
Net cash used in financing activities                               (81,233)                (71,291)
                                                                -----------             -----------

Net decrease in cash and cash equivalents                          (322,038)               (443,206)
Cash and cash equivalents, beginning of period                    1,434,893               1,861,219
                                                                -----------             -----------

Cash and cash equivalents, end of period                        $ 1,112,855             $ 1,418,013
                                                                ===========             ===========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                   $   117,772             $   204,313
                                                                ===========             ===========

Income taxes paid                                               $    39,074             $    33,227
                                                                ===========             ===========

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 1998; results of operations for the six months and three months ended August 31, 1998 and 1997; cash flows for the six months ended August 31, 1998 and 1997; and changes in stockholders' equity for the six months ended August 31, 1998. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998. The consolidated balance sheet at February 28, 1998 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                                            MAY 31,         FEBRUARY 28,
                                                                             1998              1998
                                                                       ------------------------------------
    Gross finance receivables                                               $2,264,383        $2,083,043
    Allowance for credit losses                                                (72,866)          (72,866)
    Deferred finance income                                                   (242,029)         (227,490)
                                                                       ------------------------------------
                                                                             1,949,488         1,782,687
    Less long-term portion                                                      20,000                 -
                                                                       ------------------------------------
    Finance receivables, net - current                                      $1,929,488        $1,782,687
                                                                       ====================================

                        FRM Nexus, Inc. and Subsidiaries

3. CONTINGENCIES

LITIGATION

On August 26, 1998 the litigation as discussed in Note 8 of the February 28, 1998 financial statements involving the Yolo Capital subsidiary ("Yolo") was settled. All counterclaims against Yolo were dismissed. The property at Hunter is no longer under lien.

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

4. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                            AUGUST 31,                      AUGUST 31,
                                        1998            1997           1998            1997
                                  ---------------------------------------------------------------
     Current:
        Federal                     $        -        $       -     $        -       $      -
        State                            17,770           23,792         24,964         27,305
                                  ---------------------------------------------------------------
     Total current                       17,770           23,792         24,964         27,305
                                  ---------------------------------------------------------------

     Deferred:
        Federal                               -                -              -              -
        State                               (93)          (3,109)          (184)        (6,192)
                                  ---------------------------------------------------------------
     Total deferred                         (93)          (3,109)          (184)        (6,192)
                                  ---------------------------------------------------------------

     Total                          $    17,677       $   20,683    $    24,780      $  21,113
                                  ===============================================================

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

5.STOCK SPLIT

On May 14, 1998, the Company declared a common stock dividend of one common share for every two common shares owned of record on June 14, 1998. The accompanying financial statements give retroactive effect to this stock dividend.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE

In September 1998 the food service division entered into a term loan agreement with a bank which was used to finance the opening of the seventeenth restaurant. The loan is for $600,000 and bears interest at the rate of 8.75%. The first four payments are for interest only, followed by 56 monthly payments of principal and interest in the amount of $5,998. On June 22, 2003 a balloon payment will be due in the amount of $498,319. The loan is secured by a first deed of trust on the leasehold estate and a first lien security position in all equipment and furnishings of the restaurant. As additional collateral for the loan, a second deed of trust was pledged on a restaurant in another location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

         All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 1998 and 1997. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1998 10-K.


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




RESULTS OF OPERATIONS

1998 PERIODS COMPARED TO THE 1997 PERIODS

         The Company's revenues decreased by $51,000, or 1%, for the three months ended August 31, 1998 to $4,810,000 from $4,861,000 for the three months ended August 31, 1997. Revenues decreased by $168,000, or 2%, for the six months ended August 31, 1998 to $9,162,000 from $9,330,000 for the six months ended August 31, 1997 The reduction was a result of decreased revenues in the food service division offset by increased revenues in the real estate and medical financing divisions.

           The revenue decrease in the the food service division for the three months ended August 31, 1998 was $194,000 and $522,000 for the six months ended August 31, 1998 as compared to the same periods in the prior years. The decrease was attributable primarily to the higher revenue in the 1997 period resulting from special national advertising, which was used to implement new menu and promotional items. In addition, the opening of a competing restaurant at one of the locations adversely affected revenues. Revenue in the real estate division increased by $57,000 for the three months ended

August 31, 1998 as compared to the three months ended August 31, 1997. Revenues in the real estate division for the six months ended August 31, 1998 increased by $142,000 as compared to the same period in 1997. The additional revenue in the real estate division was attributable to the sale of real estate in the 1998 period and increases in interest and rental income. Growth in revenues in the medical financing division for the three months and six months ended August 31, 1998 was $87,000 and $212,000 as compared to the same periods in 1997. The increase in revenues was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

         Costs and expenses increased $25,000, or less than 1%, for the three months ended August 31, 1998, to $4,763,000 from $4,738,000 for the three months ended August 31, 1997. Costs and expenses decreased $38,000, or less than 1% for the six months ended August 31, 1998, to $9,182,000 from $9,220,000 for the six months ended August 31, 1997. The net increase for the three months ended August 31, 1998 was due to decreases in the food service division of $127,000 and $7,000 in depreciation and amortization, which were offset by increases of $83,000 in the medical financing division and $75,000 in corporate expenses. The net decrease for the six months ended August 31, 1998 was due to decreases in the food service division of $302,000, $22,000 in the real estate division and $12,000 in depreciation and amortization, which were offset by increases of $162,000 in the medical financing division and $135,000 in corporate expenses.

          The decrease in the costs and expenses of the food service division is attributable to the decrease in food costs due to the reduced revenues for both the six month and three month periods ended August 31, 1998 as compared with the same periods ended in the prior year. This was offset by higher labor costs, which are due in part to an increase in the minimum wage and the hiring of additional managers in restaurants that were previously understaffed during the prior periods. The decrease in the real estate division is attributable to a reduction in operating costs. The increase in corporate expenses is primarily due to the additional costs related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The increase of the costs and expenses of the medical financing division was attributable to additional expenditures on staff and systems as a result of the increase in volume.

         For the reasons noted above, income from operations decreased $76,000 from a profit of $123,000 for the three months ended August 31, 1997 to a profit of $47,000 for the three months ended August 31,1998. Income from operations decreased $130,000 from a profit of $110,000 for the six months ended August 31, 1997 to a loss of $20,000 for the six months ended August 31,1998. Net interest costs decreased $53,000 and the provision for tax decreased $3,000 producing a net loss of $18,000 for the three months ended August 31, 1998 as compared to a profit of $1,000 for the three months ended August 31, 1997. Net interest costs decreased $106,000 and the provision for tax increased $4,000 producing an increase in net loss of $27,000, from a loss of $116,000 for the six months ended August 31, 1997 to a loss of $143,000 for the six months ended August 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's three business activities during the six month period ended August 31, 1998 resulted in the use of cash in the amount of $322,000. The Company expects growth of its medical financing division to increase which will result in the continued use of cash. The funds for those needs are expected to be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable. Cash flow provided from the food service division decreased by $30,000 to $791,000 for the six months ended August 31, 1998 as compared with $821,000 for the same period in 1997. The Company's anticipated reduction in the amount of capital expenditures should result in cash continuing to be provided from the food service division for the balance of the current fiscal year. Management believes the effects of competition at one of its locations will diminish and the addition of new menu items will have a positive effect on cash flow during fiscal 1999. The real estate division is not expected to be a significant user of cash flow from operations by reason of the disposition as of January 1, 1998 of the formerly vacant space in the Granby, CT property. The Company's real estate assets in Hunter, NY and Brookfield, CT. are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds internally and from its financing activities.

         Cash provided by operations during the six months ended August 31, 1998 was $331,000 compared to $61,000 provided during the same period in the prior year. The increase in 1998 was due to fluctuations in operating assets and liabilities primarily caused by timing differences in the payment of accounts payable and the collection of a rebate due from a soft drink vendor in the food service division. Cash used in investing activities was $572,000 for six months ended August 31, 1998 as compared with $433,000 used in the prior year. The increase in the use of cash in 1998 was due to an increase in capital expenditures related to the opening of the seventeenth Wendy's restaurant, a lower amount that was due and collected from notes receivable and increases in payments to finance customers, offset by a decrease in purchased medical claims receivable. Net cash used by financing activities was $81,000 during the six months ended August 31, 1998 as compared with $71,000 used in the prior year. The increase in the use of cash in 1998 was due fluctuations in borrowing and repayment of debt offset by a decrease in the proceeds from finance obligation. In September 1998, the food service division closed on a $600,000 loan which was used to finance the opening of the seventeenth restaurant.

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

     None.
         .

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


Date: October 13, 1998