Form 10-Q
period 1998-11-30
FRM NEXUS INC
filed 1999-01-13
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended: November 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 13, 1999: 1,817,453.

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets -- November 30, 1998 and February 28, 1998.........2
Consolidated Statements of Operations -- Nine months and three months ended
November 30, 1998 and 1997.....................................................4
Consolidated Statements of Stockholders' Equity --
   Nine months ended November 30, 1998 ........................................5
Consolidated Statements of Cash Flows --
   Nine months ended November 30, 1998 and 1997................................6
Notes to Consolidated Financial Statements.....................................7

                        FRM Nexus, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                       NOVEMBER 30,  FEBRUARY 28,
                                                          1998          1998
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                              $   860,414   $ 1,434,893
  Mortgage and notes receivable                             23,820        22,232
  Finance receivables, net                               2,364,581     1,782,687
  Vendor rebate receivable                                      --       244,477
  Inventories                                              110,260        96,922
  Other current assets                                     236,319       250,663
                                                       -----------   -----------
Total current assets                                     3,595,394     3,831,874
                                                       -----------   -----------

Property and equipment:
  Property and equipment, at cost                        6,728,519     5,850,404
  Less accumulated depreciation and amortization         2,620,773     2,310,626
                                                       -----------   -----------
                                                         4,107,746     3,539,778
                                                       -----------   -----------

Other assets:
  Real estate held for development and sale              1,476,562     1,375,445
  Mortgage and notes receivable                          3,185,566     3,203,598
  Finance receivables, net                                  85,000            --
  Loans receivable                                          65,727        88,995
  Leasehold costs, net of accumulated amortization
    of $350,510 at November 30, 1998 and $333,143
    at February 28, 1998                                   477,913       507,145
  Technical assistance fees, net of accumulated
    amortization of $164,004 at November 30, 1998
    and $147,672 at February 28, 1998                      235,996       227,238
  Other                                                    349,124       240,007
                                                       -----------   -----------
Total other assets                                       5,875,888     5,642,428
                                                       -----------   -----------

Total assets                                           $13,579,028   $13,014,080
                                                       ===========   ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                                                     NOVEMBER 30,    FEBRUARY 28,
                                                         1998            1998
                                                     ------------    ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $    899,726    $    960,172
  Current portion of notes payable                        307,573         228,578
  Due to finance customers                              1,191,638         975,545
  Income taxes payable                                      3,709          64,202
  Other current liabilities                               138,971          19,489
                                                     ------------    ------------
Total current liabilities                               2,541,617       2,247,986
                                                     ------------    ------------

Other liabilities:
   Notes payable                                        2,871,187       2,391,867
   Deferred income taxes                                   20,492          20,729
   Deferred Income                                      2,760,624       2,760,624
                                                     ------------    ------------
Total other liabilities                                 5,652,303       5,173,220
                                                     ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,817,453 shares            181,745         181,745
  Capital in excess of par value                        5,826,810       5,827,125
  Unrealized loss on mortgage and notes receivable       (162,202)       (162,202)
  Retained earnings (accumulated deficit)                (461,245)       (253,794)
                                                     ------------    ------------
  Total stockholders' equity                            5,385,108       5,592,874
                                                     ------------    ------------

Total liabilities and stockholders' equity           $ 13,579,028    $ 13,014,080
                                                     ============    ============

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           NOVEMBER 30,               NOVEMBER 30,
                                                       1998          1997         1998          1997
                                                     ----------   ----------   -----------   -----------
REVENUES
  Restaurant food sales                              $4,317,647   $4,071,335   $12,734,433   $13,010,466
  Sale of real estate                                        --           --        40,678            --
  Rental income                                          33,629           --        91,959            --
  Interest from mortgages                                58,826       35,338       177,016       110,412
  Income from the purchase of medical receivables       238,298      215,570       765,968       531,153
                                                     ----------   ----------   -----------   -----------
  Total income                                        4,648,400    4,322,243    13,810,054    13,652,031
                                                     ----------   ----------   -----------   -----------

COSTS AND EXPENSES
  Restaurants                                         4,112,803    3,863,796    12,103,287    12,156,192
  Real estate                                            84,548      128,730       286,951       352,773
  Medical receivables                                   246,663      222,435       754,067       567,587
  Corporate expenses                                     88,720       42,883       331,604       150,649
  Depreciation and amortization                         125,491      125,671       364,009       376,334
                                                     ----------   ----------   -----------   -----------
  Total costs and expenses                            4,658,225    4,383,515    13,839,918    13,603,535
                                                     ----------   ----------   -----------   -----------

  Income (loss) from operations                          (9,825)     (61,272)      (29,864)       48,496
                                                     ----------   ----------   -----------   -----------

Other income (expense):
  Interest income                                         7,216        9,000        28,507        42,728
  Interest expense                                      (70,774)    (113,877)     (190,277)     (352,045)
                                                     ----------   ----------   -----------   -----------
                                                        (63,558)    (104,877)     (161,770)     (309,317)
                                                     ----------   ----------   -----------   -----------
Income (loss) before provision for income
  taxes and extraordinary item                          (73,383)    (166,149)     (191,634)     (260,821)

Provision (credit) for income taxes                      (8,963)       9,326        15,817        30,439
                                                     ----------   ----------   -----------   -----------
Income(loss) before extraordinary item                  (64,420)    (175,475)     (207,451)     (291,260)
Extraordinary item, net of applicable taxes of $0            --       91,674            --        91,674
                                                     ----------   ----------   -----------   -----------
Net income(loss)                                     $  (64,420)  $  (83,801)  $  (207,451)  $  (199,586)
                                                     ==========   ==========   ===========   ===========

Basic and diluted earnings (loss) per common share:
  Income(loss) before extraordinary item             $    (0.04)  $    (0.10)  $     (0.11)  $     (0.16)
  Extraordinary income                                       --         0.05            --          0.05
                                                     ----------   ----------   -----------   -----------
Basic and diluted earnings (loss) per common share   $    (0.04)  $    (0.05)  $     (0.11)  $     (0.11)
                                                     ==========   ==========   ===========   ===========
Number of shares used in computation of basic and
  diluted earnings per share                          1,817,453    1,817,453     1,817,453     1,817,453
                                                     ==========   ==========   ===========   ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                   February 28, 1998 through November 30, 1998
                                   (Unaudited)

                                                                                  RETAINED
                                                 ADDITIONAL      UNREALIZED       EARNINGS         TOTAL
                                     COMMON       PAID-IN          GAINS        (ACCUMULATED    STOCKHOLDERS'
                                     STOCK         CAPITAL        (LOSSES)        DEFICIT)         EQUITY
                                  -----------    -----------     -----------     -----------     -----------
Balance, February 28, 1998        $   181,745    $ 5,827,125     $  (162,202)    $  (253,794)    $ 5,592,874
  Payment of fractional shares             --           (315)             --              --            (315)
  Net loss                                 --             --              --        (207,451)       (207,451)
                                  -----------    -----------     -----------     -----------     -----------
Balance, November 30, 1998        $   181,745    $ 5,826,810     $  (162,202)    $  (461,245)    $ 5,385,108
                                  ===========    ===========     ===========     ===========     ===========

See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       NINE MONTHS ENDED NOVEMBER 30,
                                                        ---------------------------
                                                           1998            1997
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (207,451)    $  (199,586)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                          364,009         376,334
     Deferred interest expense                                   --          73,054
     Deferred income tax expense(benefit)                      (237)        (10,823)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                            244,477              --
        Inventories                                         (13,338)         (7,507)
        Additions to real estate held for
           development and sale                            (101,117)         (7,514)
        Prepaid expenses, miscellaneous receivables
          and other assets                                  (99,270)         65,803
        Accounts payable, accrued expenses and taxes       (124,648)        (71,755)
       Other current liabilities                            123,191         (61,924)
                                                        -----------     -----------
Net cash provided by operating activities                   185,616         156,082
                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                   (907,006)       (965,997)
Repayment of loans receivable                                23,268           6,052
Increase in finance receivables                            (666,894)       (872,042)
Due to finance customers                                    216,093         407,623
Principal payments on notes receivable                       16,444         156,202
                                                        -----------     -----------
Net cash used in investing activities                    (1,318,095)     (1,268,162)
                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                   950,000         700,000
Principal payments on notes payable                        (391,685)       (220,407)
Proceeds of finance obligation                                   --         160,548
Principal payments of finance obligation                         --         (87,805)
Payment of fractional shares                                   (315)             --
                                                        -----------     -----------
Net cash provided by financing activities                   558,000         552,336
                                                        -----------     -----------
Net decrease in cash and cash equivalents                  (574,479)       (559,744)
Cash and cash equivalents, beginning of period            1,434,893       1,861,219
                                                        -----------     -----------
Cash and cash equivalents, end of period                $   860,414     $ 1,301,475
                                                        ===========     ===========
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                           $   186,211     $   231,851
                                                        ===========     ===========
Income taxes paid                                       $    39,074     $    42,158
                                                        ===========     ===========

See notes to interim consolidated financial statements.

                        FRM NEXUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 1998; results of operations for the nine months and three months ended November 30, 1998 and 1997; cash flows for the nine months ended November 30, 1998 and 1997; and changes in stockholders' equity for the nine months ended November 30, 1998. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1998. The consolidated balance sheet at February 28, 1998 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                  NOVEMBER 30,      FEBRUARY 28,
                                                     1998              1998
                                                  -----------       -----------
Gross finance receivables                         $ 2,806,042       $ 2,083,043
Allowance for credit losses                           (72,866)          (72,866)
Deferred finance income                              (283,595)         (227,490)
                                                  -----------       -----------
                                                    2,449,581         1,782,687
Less long-term portion                                 85,000                --
                                                  -----------       -----------
Finance receivables, net - current                $ 2,364,581       $ 1,782,687
                                                  ===========       ===========

                        FRM Nexus, Inc. and Subsidiaries

3. CONTINGENCIES

LITIGATION

On August 26, 1998 the litigation as discussed in Note 8 of the February 28, 1998 financial statements involving the Yolo Capital subsidiary ("Yolo") was settled. All counterclaims against Yolo were dismissed. As a result, the company's property at Hunter is no longer under lien.

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

In addition to settling the class action and making payment to shareholders, PSI has now settled the action by the Securities and Exchange Commission against it and resolved the material claims and lawsuits which arose out of its discontinued vocational school operations

                        FRM Nexus, Inc. and Subsidiaries

3. CONTINGENCIES (CONTINUED)

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

4. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                  NOVEMBER 30,                NOVEMBER 30,
                               1998          1997          1998          1997
                             --------      --------      --------      --------
Current:
   Federal                   $     --      $     --      $     --      $     --
   State                       (8,910)       13,957        16,054        41,262
                             --------      --------      --------      --------
Total current                  (8,910)       13,957        16,054        41,262
                             --------      --------      --------      --------
Deferred:
   Federal                         --            --            --            --
   State                          (53)       (4,631)         (237)      (10,823)
                             --------      --------      --------      --------
Total deferred                    (53)       (4,631)         (237)      (10,823)
                             --------      --------      --------      --------
Total                        $ (8,963)     $  9,326      $ 15,817      $ 30,439
                             ========      ========      ========      ========

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

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE

In September 1998 the food service division entered into a term loan agreement with a bank which was used to finance the opening of the seventeenth restaurant. The loan is for $600,000 and bears interest at the rate of 8.75%. The first four payments are for interest only, followed by 56 monthly payments of principal and interest in the amount of $5,998. On June 22, 2003 a balloon payment will be due in the amount of $498,319. The loan is secured by a first deed of trust on the leasehold estate and a first lien on all equipment and furnishings of the restaurant. As additional collateral for the loan, a second deed of trust was pledged on a restaurant in another location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

         All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 1998 and 1997. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1998 10-K.

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


RESULTS OF OPERATIONS

1998 PERIODS COMPARED TO THE 1997 PERIODS

         The Company's revenues increased by $326,000, or 8%, for the three months ended November 30, 1998 to $4,648,000 from $4,322,000 for the three months ended November 30, 1997. The increase was a result of increased revenues in all three divisions. Revenues increased by $158,000, or 1%, for the nine months ended November 30, 1998 to $13,810,000 from $13,652,000 for the nine months ended November 30, 1997. The increase was a result of increased revenues in the real estate and medical financing divisions offset by decreased revenues in the food service division.

         The revenue increase in the food service division for the three months ended November 30, 1998 was $246,000 as compared to the three months ended November 30, 1997. The increase was due to the additional revenues that were generated from the seventeenth restaurant that opened in September 1998 and favorable weather conditions which increased traffic at most store locations. Due to the fact that the seventeenth restaurant and the additional revenue that it provided, did not open until the third quarter of 1998, there was an overall revenue decrease in the food service division for the nine months ended November 30, 1998 of $276,000 as compared to the same period in 1997. The decrease was attributable primarily to the higher revenue in the 1997 period resulting from special national advertising, which was used to implement new menu and promotional items. In addition, the opening of a competing restaurant at one of the locations adversely affected revenues. Revenue in the real estate division increased by $57,000 for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. Revenues in the real estate division for the nine months ended November 30, 1998 increased by $199,000 as compared to the same period in 1997. The additional revenue in the real estate division was attributable to the sale of real estate in the 1998 period and increases in interest and rental income. Growth in revenues in the medical financing division for the three months and nine months ended November 30, 1998 was $23,000 and $235,000 as compared to the same periods in 1997. The increase in revenues was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

         Costs and expenses increased $274,000, or 6%, for the three months ended November 30, 1998, to $4,658,000 from $4,384,000 for the three months ended November 30, 1997. Costs and expenses increased $236,000, or 2% for the nine months ended November 30, 1998, to $13,840,000 from $13,604,000 for the nine months ended November 30, 1997. The net increase for the three months ended November 30, 1998 was due to increases of $249,000 in the food service division, $24,000 in the medical financing division and $45,000 in corporate expenses, which was offset by a decrease in the real estate division of $44,000. The net increase for the nine months ended November 30, 1998 was due to increases of $186,000 in the medical financing division and $181,000 in corporate expenses, which was offset by decreases in the food service division of $53,000, $66,000 in the real estate division and $12,000 in depreciation and amortization.

          The fluctuations in the costs and expenses of the food service division are due to changes in food and labor costs that are directly related to the increases and decreases in revenues for both the nine month and three month periods ended November 30, 1998 as compared with the same periods in the prior year. In addition, labor costs were higher for the nine months ended November 30, 1998 compared to the same period in 1997 due to an increase in the minimum wage and the hiring of additional managers in restaurants that were previously understaffed during the prior periods. The decreases in the real estate division is attributable to a reduction in operating costs. The increases in corporate expenses is primarily due to the additional costs related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The increase of the costs and expenses of the medical financing division was attributable to additional expenditures on staff and systems as a result of the increase in volume.

         For the reasons noted above, the amount of loss from operations decreased $51,000 from a loss of $61,000 for the three months ended November 30, 1997 to a loss of $10,000 for the three months ended November 30, 1998. Income from operations decreased $78,000 from a profit of $48,000 for the nine months ended November 30, 1997 to a loss of $30,000 for the nine months ended November 30, 1998. Net interest costs decreased $41,000 and the provision for tax decreased

$18,000 producing a net loss of $64,000 for the three months ended November 30, 1998 as compared to a net loss of $84,000 for the three months ended November 30, 1997. Net interest costs decreased $148,000 and the provision for tax decreased $15,000 producing an increase in net loss of $8,000, from a loss of $199,000 for the nine months ended November 30, 1997 to a loss of $207,000 for the nine months ended November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's three business activities during the nine month period ended November 30, 1998 resulted in the use of cash in the amount of $574,000. The Company expects growth of its medical financing division to increase which will result in the continued use of cash. The funds for those needs are expected to be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable. Cash flow provided from the food service division decreased by $25,000 to $97,000 for the nine months ended November 30, 1998 as compared with $122,000 for the same period in 1997. The Company's anticipated reduction in the amount of capital expenditures should result in cash continuing to be provided from the food service division for the balance of the current fiscal year. Management believes the effects of competition at one of its locations will diminish, the addition of the seventeenth restaurant and new menu items will have a positive effect on cash flow during fiscal 1999. The real estate division is not expected to be a significant user of cash flow from operations by reason of the disposition as of January 1, 1998 of the formerly vacant space in the Granby, CT property. The Company's real estate assets in Hunter, NY and Brookfield, CT. are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds internally and from its financing activities.

         Cash provided by operations during the nine months ended November 30, 1998 was $186,000 compared to $156,000 provided during the same period in the prior year. The increase in 1998 was due to fluctuations in operating assets and liabilities primarily caused by timing differences and the collection of a rebate due from a soft drink vendor in the food service division, offset by additions to real estate held for development and sale. Cash used in investing activities was $1,318,000 for the nine months ended November 30, 1998 as compared with $1,268,000 used in the prior year. The net increase in the use of cash in 1998 was primarily due to a lower amount that was due and collected from notes receivable. Net cash provided from financing activities was $558,000 during the nine months ended November 30, 1998 as compared with $552,000 provided in the prior year. The increase in 1998 was due to fluctuations in borrowing and repayment of debt offset by a decrease in the proceeds and repayment of the finance obligation.

YEAR 2000 COMPLIANCE

         The company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000 problem". That problem is the result of prior computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has completed its assessment of the state of its own year 2000 preparedness and concluded that its own internal mission-critical systems will not be affected by the Year 2000 problem.

STATE OF READINESS

         Food Services Division: This division presently consists of seventeen Wendy's restaurants. The revenues of this division are received at the restaurants in cash and do not depend on Information Technology (IT) Systems. The in-house computer systems and cash registers from which the operating data from each restaurant is transmitted to the Company's headquarters and to Wendy's International are in compliance with the year 2000. The payment of the employees and creditors of this division will not be affected by the Year 2000 problem.

         Real Estate Division: Neither the revenues nor the expenses of this division are dependent on computer systems for their receipt or disbursement.

         Medical Financing Division: This division purchases insurance company receivables from medical providers and transmits the purchased receivables to the insurance company for payment without the use of electronic equipment. The Company receives hard copy bills from the medical providers and forwards hard copy bills for collection to the insurance company. The Company's in-house computer systems that record the transactions and prepare reports for management and medical providers are compliant with the Year 2000.

         Suppliers, Customers and Third Party Providers: The revenues in the Medical Financing Division are received entirely from insurance companies which have been accepted by the Company as responsible and are licensees of the New York State Insurance Department (the "Insurance Department"). In October 1998 the Insurance Department announced that it has stepped up its efforts to ensure that its licensees are properly addressing the Year 2000 problem. In addition to reviewing responses received to its compliance requests, the Insurance Department has conducted on-site investigations which are already substantially underway and it is now engaged in testing, certifying and completing compliance by the licensees with which the Company does business.

         Except for providers of electricity and phone service the Company is not dependent on any single third party provider or group of providers other than said insurance companies.

COSTS

         The Company does not anticipate any significant additional costs to address its Year 2000 issues. The new in-house computer systems and equipment which the Company has purchased, and continues to purchase, are related to the growth of its business and not to the Year 2000 problem. The new equipment is Year 2000 compliant.


RISKS/CONTINGENCY PLANS

         The Company has no control over services, functions and data provided by third party vendors or payors which may affect dealings with its customers. As to the insurance companies which make payment of the receivables purchased by the Company, management is relying on the Insurance Department to assure that they become Year 2000 compliant. The company is following the public statements and reports from the Insurance Department as to the readiness of the companies with which it does business because a sustained interruption in the receipts from several state licensees may adversely impact the ability of the Medical Financing Division to do business. The Company is in the early phase of developing contingency plans to meet this risk which include obtaining additional financing for the carrying of increased receivables and the prompt enforcement of the statutory periods by which the insurance companies must respond to the requests for payment of the receivables.


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


Date: January 13, 1999