Form 10-K405
period 1999-02-28
FRM NEXUS INC
filed 1999-05-28
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 17, 1999 was $2,244,045.

         The number of shares outstanding of the registrant's Common Stock as of May 17, 1999 was 1,816,462 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 1999.

                                 FRM NEXUS, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1999



PART I


         Item 1. Business ..........................................................     1

         Item 2. Properties ........................................................     4

         Item 3. Legal Proceedings ..................................................    4

         Item 4. Submission of Matters to a Vote of Security Holders
                                    and Other Information ...........................    4



PART II

         Item 5. Market for Registrant's Common Equity and Related
                                     Stockholder Matters .............................    5

         Item 6. Selected Financial Data .............................................    7

         Item 7. Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations ..............    8

         Item 7A. Quantitative and Qualitative Disclosures About
                                    Market Risk ......................................   13

         Item 8. Financial Statements and Supplementary Data .........................   13

         Item 9. Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure ..............   14



PART III

         Item 10. Directors and Executive Officers of the Registrant .................   14

         Item 11. Executive Compensation .............................................   14

         Item 12. Security Ownership of Certain Beneficial Owners
                                    and Management ...................................   14

         Item 13. Certain Relationships and Related Transactions .....................   14




PART IV

         Item 14. Exhibits, Financial Statements, Schedules
                                    and Reports on Form 8-K ..........................   15

                                     PART I

ITEM 1.      BUSINESS

         FRM Nexus, Inc. (the "Company" or "Nexus") owns, operates and administers three divisions primarily through wholly owned subsidiary corporations. The FRM in the Company's name stands for the three markets in which Nexus is presently engaged - Food Services, Real Estate Development and Medical Financing.

THE FOOD SERVICES DIVISION consisted of seventeen Wendy's restaurants prior to the sale on May 14, 1999 of the Wendclark subsidiary which operates the nine restaurants that comprise the West Virginia group. Eight restaurants remain in New York owned by Wendcello Corp., a wholly owned subsidiary of Nexus. On May 14, 1999 Nexus sold its shares of Wendclark Corp. for $975,000 in cash, realizing a profit and an increase in shareholders' equity of approximately $125,000. The restaurants are operated by a management company, in which Nexus has no interest, under franchise agreements with Wendy's International, the public company listed on the New York Stock Exchange. The management agreement provides for the sharing of the operating profits of the restaurants and certain proceeds of the sale or refinancing of the restaurants. This division commenced business in 1990. While business in upstate New York has remained profitable, West Virginia profit levels declined leading to the Company's decision to sell it's shares of Wendclark Corp.

THE REAL ESTATE DEVELOPMENT DIVISION of the Company presently conducts its operations through PSI Capital Corp and Yolo Capital Corp., wholly owned subsidiaries which own and/or control the fee interests in a variety of parcels of real estate, in which co-investors also have interests. Nexus is presently engaged in the development, for residential or commercial use, of real estate located in the Towns of Goshen and Hunter in New York State and Brookfield in Connecticut.

GOSHEN, NEW YORK This property is to be developed pursuant to a subdivision plan for 165 single family homes in the Village of Goshen, in Orange County, New York, a growing suburban community 90 minutes from Manhattan. The plan was agreed upon in settlement of a lawsuit between the Company and the necessary officials of the Village of Goshen to enforce a previously approved subdivision plan for the property. Participating in the settlement was Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies, in which Jed Schutz, a director of Nexus, is an officer, director and shareholder ("Windemere"). Nexus agreed with Windemere for the joint development of the parcel on terms that assured Nexus of a specified profit on its land, which was sold during Fiscal 1996 and 1997, the construction financing to be provided by Windemere and a sharing of any profits to be realized in the construction and sale of the homes. Windemere and the Company are seeking approval from the Planning Board in the Village of Goshen confirming the sub-division plan to which agreement was obtained when the lawsuit was settled.

HUNTER, NEW YORK. Nexus controls the fee interest in various properties in Hunter, New York, in which it owns the principal co-investment interest. The properties consist of approximately one hundred undeveloped acres in and around a condominium development known as Hunter Highlands, located adjacent to the Hunter Mountain Ski Bowl. The undeveloped acreage, which Nexus plans to develop, is zoned for single family residences, condominium units and a hotel site. There is already constructed on the property a clubhouse with a restaurant, tennis courts and a swimming pool, as well as a small office building. Nexus owns eight built units and two additional lots on which sixteen two and three bedroom units can be built. 175 condominium units owned by unrelated persons have already been purchased from prior sponsors of Hunter Highlands.

         Hunter, New York has been depressed economically in recent years, which gave rise to the Company's acquisition of this property through the mortgage foreclosure process. During Fiscal 1999 the ongoing litigation over the rights of ownership to the property and all counterclaims have been resolved in the Company's favor. Yolo is now free to develop and/or sell its holdings in Hunter. Management believes that these properties have a present value to Nexus in excess of the cost of $1,198,000 which is the amount carried on its balance sheet at February 28, 1999. During 1999-2000, management plans to sell its 8 built units and to build and/or sell the remaining 16 units left in the condominium plan which are the closest to the slopes of Hunter Mountain. Concurrently it seeks buyers and developers for the remainder of the property holdings.

         Nexus owns a water treatment plant that currently serves the development. The plant is permitted for the doubling of its capacity. Such capacity to treat wastewater is difficult to obtain within the Catskill Watershed Region due to the environmental controls that are in place to ensure the quality of the water in this region, which supplies the City of New York with drinking water.

         BROOKFIELD, CONNECTICUT. Nexus owns the fee interest in two parcels of undeveloped land in Brookfield, Connecticut which is carried on the balance sheet at $490,000. The $490,000 is believed to be less than fair market value. If the properties are not sold pursuant to the negotiations in process Nexus plans to develop one or both of the parcels for commercial use. One parcel is on Federal Road across from the popular Stew Leonard's Supermarket. The other is a. short distance from this location. Nexus has obtained approval to develop a 23,000 square foot retail building on that first parcel and plans to seek approval to develop the second parcel.

        THE MEDICAL FINANCING DIVISION of the Company conducts its operations through a wholly-owned subsidiary, Medical Financial Corp. ("MFC"), which commenced business in the fiscal year ended February 28, 1996. MFC purchases insurance claims paying cash to the medical provider in return for a negotiated fee. MFC delivers to its clients specialized services and increased liquidity, which are normally unavailable to medical groups from traditional lenders. MFC's services include an organized, efficient collection of the customers' receivables and management information systems reports of their clients' practices.

MARKETING

        The Company's Wendy's Restaurants participate in Wendy's national advertising campaigns pursuant to the franchise agreements with Wendy's International. National advertising includes network television radio and print media. The Company's restaurants supplement the franchisor's national efforts with local and regional newspapers, TV, radio and outdoor advertising, where appropriate to the locale.

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

        The Company's presently owned real estate properties are located in communities that have been depressed in past years, so that competition has not been a factor. With the expectation of improved demand and financing for purchasers, the Company will be competing with many owners and developers in the locale to market their properties.

        MFC competes with a wide variety of financial service companies, including banks, and other lending and factoring companies which provide financial assistance and bill collection services to medical providers. The Company's services are designed to serve a niche market and in its focus on purchasing and collecting medical insurance claims of certain medical groups, the competition is limited to only a few companies of which it is aware.

TRADEMARKS

        The Company's use of the tradename and logo for Wendy's is pursuant to franchise agreements with Wendy's International for each of its restaurants. These agreements have terms extending many years and there is no reason to expect that the franchises will not be renewed whenever they expire. The day to day operations of the Wendy's subsidiary, Wendcello Corp., is managed by a management company, whose principals have similar agreements with other Wendy's franchisees. Their experience and performance as franchise managers have forged a mutually respected relationship with Wendy's International.

EMPLOYEES

As of May 4, 1999 the Company had 586 employees in its Wendy's operations, 25 employees at MFC and 3 employees in its real estate and parent company operations. None of the Company's employees are represented by a union and Nexus considers its relationship with its employees to be good.

REGULATORY LAWS

The Company is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with such environmental laws is not expected to have a material effect on its business. In addition the Company must comply with health and occupancy regulatory laws of the federal, state and municipal governments relating to the Wendy's Restaurants and the regulations of said governments relating to businesses generally. The cost of such compliance is important but continued compliance is not expected to have a material effect on its business.

ITEM 2.  PROPERTIES

        In addition to the real property held for development and sale as set forth in Item 1 above, Nexus owned certain property, land and equipment utilized in its Wendy's operations at February 28, 1999 which are described in Notes 5 and 6 to the Consolidated Financial Statements herein. These properties secure, to the extent described in Note 6, the five separate notes payable by Wendcello Corp. and Wendclark Corp. The properties owned by Wendclark Corp. will no longer be consolidated after May 14, 1999 when Nexus sold its shares of that subsidiary.

        The Wendy's restaurants are tenants in the various restaurant-operating leases described in Note 8 to the Consolidated Financial Statements herein.

       Nexus' lease for its corporate offices in New Rochelle, New York, which also house MFC's operations, runs to February 28, 2001, with an option to renew until February 28, 2004. All of the space leased by the Company is leased from unaffiliated third parties.

ITEM 3.         LEGAL PROCEEDINGS

Nexus is not presently a party to any material litigation.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND
OTHER INFORMATION

None other than the election of directors on July 21, 1998

OTHER INFORMATION

CAUTIONARY STATEMENT

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by or on behalf of the Company.

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

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS REGISTRATION AND MARKET PRICES OF COMMON STOCK

        The Form 10 Registration of the common stock of FRM Nexus, Inc. pursuant to Section 12(g) of the Securities Exchange Act of 1934 was finally amended on March 12, 1998 and Nexus has been a reporting company, filing annual and quarterly statements with the SEC since the effective date of said registration.

The Company's stock commenced trading on the NASDAQ Bulletin Board after August 28, 1998 under the symbol FRMO and the following table sets forth the range of high and low bid quotations of the Company's common stock for the periods set forth below, as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

FISCAL PERIOD

                                                                  COMMON STOCK

                                                          HIGH BID             LOW BID
   1998

3rd Fiscal Quarter (9/1-11/10/98)                         $    3.75      $     0.5625
4th Fiscal Quarter (12/1-2/28/99)                         $    1.875     $     0.875

   1999

1st Fiscal Quarter (3/1-5/17/99)                          $    2.325     $      0.875


DIVIDENDS

No cash dividend has been paid by the Company since its inception. The Company has no present intention of paying any cash dividends on its Common Stock. The Company declared a common stock dividend of one share of common stock for every two shares of common stock owned of record on June 24, 1998. Holders of record on that date received the stock dividend on July 14, 1998. The Company accounted for the stock dividend in the same manner as a 3 for 2 stock split.

HOLDERS

As of May 11, 1998, there were approximately 1,100 holders of record of the Company's common stock representing about 2,500 beneficial owners of the Company's shares.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          FRM NEXUS, INC. AND SUBSIDIARIES
                                                                                  Fiscal Year Ended
                                                ------------------------------------------------------------------------------------
                                                February 28,       February 28,      February 28,       February 29,    February 28,
                                                    1999              1998              1997               1996              1995
                                                ------------       ------------      ------------       ------------    ------------

Income Statement Data:

Total Revenue                                   $ 18,550,300      $ 19,885,949      $ 17,299,472      $ 15,082,650      $ 14,523,900
Costs and expenses                                18,671,765        18,025,358        18,267,540        15,294,370        14,059,992
                                                  ----------        ----------        ----------        ----------        ----------

Income (loss) from operations                       (121,465)        1,860,591          (968,068)         (211,720)          463,908
Interest (expense) net of interest income           (247,501)         (395,042)         (278,871)           12,996            23,313
                                                  ----------        ----------        ----------        ----------        ----------


  Income (loss) before provision for
    income taxes and extraordinary item             (368,966)        1,465,549        (1,246,939)         (198,724)          487,221
Provision for income taxes                            (2,397)          149,132            12,070            28,248            70,004
                                                  ----------        ----------        ----------        ----------        ----------
Income (loss) before extraordinary item             (366,569)        1,316,417        (1,259,009)         (226,972)          417,217
Extraordinary income net of taxes                         --            91,674                --                --                --
                                                  ----------        ----------        ----------        ----------        ----------
Net income (loss)                               $   (366,569)     $  1,408,091      $ (1,259,009)     $   (226,972)     $    417,217
                                                ============      ============      ============      ============      ============

Earnings (loss) per common share:

Income (loss) before extraordinary item         $      (0.20)     $       0.72      $      (0.69)     $      (0.12)     $       0.23
Extraordinary income                                      --              0.05                --                --                --
                                                  ----------        ----------        ----------        ----------        ----------
Basic and diluted earnings
  (loss) per common share                       $      (0.20)     $       0.77      $      (0.69)     $      (0.12)     $       0.23
                                                ============      ============      ============      ============      ============
                                                                                                                        ------------
Number of shares used in computation
  of basic and diluted earnings per share          1,816,462         1,816,462         1,816,462         1,816,462         1,816,462
                                                ============      ============      ============      ============      ============


                                                                                      As of
                                                ------------------------------------------------------------------------------------
                                                February 28,      February 28,      February 28,      February 29,      February 28,
                                                   1999               1998              1997              1996              1995
                                                ------------      ------------      ------------      ------------      ------------

Balance Sheet Data:

Working Capital                                 $  1,230,965      $  1,583,888      $  1,412,696      $   (442,940)     $    319,070
                                                ============      ============      ============      ============      ============

Total Assets                                    $ 14,224,384      $ 13,014,080      $ 13,662,225      $  9,540,955      $  5,428,496
                                                ============      ============      ============      ============      ============
Long-term debt                                  $  3,212,315      $  2,391,867      $  5,198,530      $    745,925      $    144,133
                                                ============      ============      ============      ============      ============
Common Shareholders' equity                     $  5,239,076      $  5,592,874      $  4,346,985      $  5,615,310      $  4,304,209
                                                ============      ============      ============      ============      ============
Book value per share                            $       2.88      $       3.08      $       2.39      $       3.09      $       2.37
                                                ============      ============      ============      ============      ============
Common shares outstanding                          1,816,462         1,816,462         1,816,462         1,816,462         1,816,462
                                                ============      ============      ============      ============      ============


(a) Common shares outstanding at February 28, 1995 have been restated to give effect to recapitalization.
         Common shares outstanding for all periods have been restated to give effect to a stock dividend declared on May 14, 1998.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1999 COMPARED TO YEAR ENDED FEBRUARY 28, 1998

         The Company's revenues decreased by $1,336,000, or 7%, for the year ended February 28, 1999 ("fiscal 1999") to $18,550,000 from $19,886,000 for the year ended February 28, 1998 ("fiscal 1998"). The decrease was a result of decreased revenues in the real estate division offset by increased revenues in the food service and medical financing divisions.

          The revenue increase of $389,000 in the food service division for the year ended February 28, 1999 was attributable to the additional revenues that were generated from the seventeenth restaurant that opened in September 1998. Revenues in the real estate division decreased by $1,993,000 from $2,409,000 in fiscal 1998 to $416,000 in fiscal 1999. The decrease was due to the lack of significant sales of real estate in 1999. Revenues increased in the medical financing division by $269,000, or 35%, for the year ended February 28, 1999 from $773,000 in fiscal 1998 to $1,042,000 in fiscal 1999. The growth in revenues was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

         Costs and expenses increased $647,000 or 4%, for the year ended February 28, 1999 to $18,672,000 from $18,025,000 for the year ended February 28, 1998. The net increase for the year ended

February 28, 1999 was due to increases of $590,000 in the food service division, $229,000 in the medical financing division and $231,000 in corporate expenses, which was offset by decreases in the real estate division of $384,000 and $20,000 in depreciation and amortization.

          The increases in the costs and expenses of the food service division are due to increases in food and labor costs that are directly related to the increase in revenues for fiscal 1999 and additional costs that were incurred in connection with the opening of the seventeenth restaurant in August 1998. In addition, labor costs were higher for year ended February 28, 1999 as compared to fiscal 1998 due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods. The decrease in the costs and expenses of the real estate division is attributable to the elimination of operating costs on the Granby property on which the sale was recognized in the fourth quarter of fiscal 1998 and the lack of costs on the sales of property in fiscal 1999. The 28% increase in costs and expenses in the medical financing division for the year ended February 28, 1999 as compared to the same period in 1998 was due to additional expenditures on staff and systems as a result of the 35% increase in volume in fiscal 1999. The increase in corporate expenses from $183,000 in fiscal 1998 to $414,000 in fiscal 1999 is primarily due to the additional costs related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in the fourth quarter of fiscal 1998. The decrease in depreciation and amortization is attributable to the elimination of depreciation on the Granby property, the sale of which was realized in the fourth quarter of fiscal 1998.

         Interest expense decreased by $168,000 from $451,000 in fiscal 1998 to $283,000 in fiscal 1999. The decrease was a result of a $183,000 decrease in the real estate division offset by an increase of $15,000 in the food service division. The increase in the food service division is due to the additional debt that was used to finance the opening of the seventeenth restaurant in August 1998. The decrease in the real estate division is attributable to the elimination of the use of the financing method of accounting for the Granby property, which was offset by additional borrowings, the proceeds of which were loaned to the medical financial division. The medical financing division incurred $150,000 of interest expense which was paid to the real estate division on inter-division debt that was used to finance the increase in the purchase of medical claims receivable. All inter-division interest and the related debt have been eliminated on the consolidated financial statements.

         The provision for income taxes decreased by $151,000 from $149,000 in fiscal 1998 to a credit of $2,000 in fiscal 1999. The greater provision for taxes in fiscal 1998 was a result of the recognition of gain on the Granby property during that year. In addition, the state tax provision on the subsidiaries that operate in the food service division were less in the current year due to a decrease in taxable income for fiscal 1999 as compared to fiscal 1998.

          For the reasons noted above, most notably being the lack of real estate sales , the Company sustained a net loss in the amount of $367,000 for the year ended February 28, 1999 as compared with net income of $1,408,000 for the year ended February 28, 1998.

YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997

         The Company's revenues increased by $2,586,000, or 15%, for the year ended February 28, 1998 to $19,886,000 from $17,300,000 for the year ended February 28, 1997. The growth was a result of increased revenues in all three divisions. The increase of $440,000 in the food service division was attributable primarily to increases in food sales in the same number of restaurants. The additional revenue of $1,589,000 in the real estate division was attributable primarily to the change from the financing method to the full accrual method of accounting for the sale of real estate in Granby, CT. During Fiscal 1998, the Company's continuing involvement with the property was fully eliminated allowing for the sale to be recorded. Growth in revenues in the medical financing division of $557,000 was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's three business activities during the year ended February 28, 1999 resulted in the use of cash in the amount of $670,000. The Company expects growth of its medical financing division to increase which will result in the continued use of cash. The funds for those needs are expected to be provided for by $975,000 in proceeds from the sale of one of the two subsidiaries that operate in the food service division which occurred in May 1999. Additional funds may be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable.

          Cash flow provided from the food service division increased by $157,000 to $178,000 for the year ended February 28, 1999 as compared with $21,000 for the same period in 1998. The Company anticipates the current reduced level of capital expenditures to continue, resulting in the same amount of cash being provided from the food service division in the next fiscal year. The loss of revenues from the sale of the food service subsidiary, which operated nine restaurants, will not impact future liquidity due to the insignificant amount of cash flows that were generated from them during fiscal 1999 and 1998. Management believes that new menu items in the remaining eight restaurants will have a positive effect on cash flow during fiscal 2000.

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

         Cash provided by operations during the year ended February 28, 1999 was $230,000 compared to cash being used of $60,000 during the same period in the prior year. The increase in 1999 was due to fluctuations in operating assets and liabilities primarily caused by timing differences and the collection of a rebate due from a soft drink vendor in the food service division, offset by additions to real estate held for development and sale.

         Cash used in investing activities was $1,740,000 for the year ended February 28, 1999 as compared with $1,411,000 used in the prior year. The net increase of $329,000 results from activities in the real estate and medical financing divisions. The increase in the use of cash in the real estate division in 1999 was primarily due to a lower amount that was due and collected from notes receivable. The use of cash in the medical financing division is attributable to an increase in purchased medical claims receivable.

          Net cash provided from financing activities was $840,000 for fiscal 1999 as compared with $1,044,000 provided in the prior year. The increase in 1999 in the food service division was due to a new note that was issued to finance the seventeenth restaurant. Additional borrowings in the medical financing division were needed to support the increase in the amount of medical claims receivable that were purchased in fiscal 1999 as compared to the prior year. The increase in cash provided from financing activities was offset by a decrease in the proceeds and repayment of the finance obligation in the real estate division.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Financing Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates.

         The Company is not subject to interest rate risk on the fixed interest rate of its long term mortgage debt and capital leases in its Food Division in that its interest and principal payments are not affected, nor is the amount due at maturity. However, it is anticipated that the fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1999. Such information is incorporated herein by reference and made a part hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1999. Such information is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1999. Such information is incorporated herein by reference and made a part hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 1999. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

 (a)     FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)      FINANCIAL STATEMENTS:

                  Index to Consolidated Financial Statements and Schedules..........................................F-1
                  Report of Ernst & Young LLP.......................................................................F-2
                  Consolidated Balance Sheets - February 28, 1999 and 1998..........................................F-3
                  Consolidated Statements of Operations - Years
                    ended February 28, 1999, 1998 and  1997.........................................................F-5
                  Consolidated Statements of Stockholders' Equity -
                  Years ended February 28, 1999, 1998 and 1997......................................................F-6
                  Consolidated Statements of Cash Flows - Years
                    ended February 28, 1999, 1998 and 1997..........................................................F-7
                  Notes to Consolidated Financial Statements........................................................F-9


         (2)      FINANCIAL STATEMENT SCHEDULES:

                  Schedule II  - Valuation and Qualifying Accounts.................................................F-34
                  Schedule III - Real Estate and Accumulated Depreciation..........................................F-35
                  Schedule IV  - Mortgage Loans on Real Estate.....................................................F-36

                  All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  Unaudited Selected Quarterly Financial Data......................................................F-37

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

(b)      REPORTS ON FORMS 8-K

         No current Reports on Form 8K were filed by the Company during the quarterly period ended February 28, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 1999.

                                  FRM NEXUS, INC.

                              By: /S/ VICTOR BRODSKY
                                  ----------------------------------------------
                                      Victor Brodsky
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 1999.


                  Signature                                 Title
                  ---------                                 -----
   /S/ SETH GROSSMAN                              President and Director
---------------------------------------
         Seth Grossman                            (Principal Executive Officer)


   /S/ ALLAN KORNFELD                             Chairman of the Board
---------------------------------------
         Allan Kornfeld


   /S/ KENNETH FULD                               Director
-----------------------------------------
         Kenneth Fuld


   /S/ JOSEPH DOLAN                               Director
------------------------------------------
         Joseph Dolan


   /S/ JED SCHUTZ                                 Director
---------------------------------------------
         Jed Schutz

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules

Report of Independent Auditors ........................................     F- 2

Consolidated Balance Sheets -- February 28, 1999 and 1998 .............     F- 3
Consolidated Statements of Operations -- Years Ended February 28,
   1999, 1998 and 1997 ................................................     F- 5
Consolidated Statements of Stockholders' Equity --
   Years Ended February 28, 1999, 1998 and 1997 .......................     F- 6
Consolidated Statements of Cash Flows -- Years Ended February 28,
   1999, 1998 and 1997 ................................................     F- 7
Notes to Consolidated Financial Statements ............................     F- 9

Consolidated Financial Statement Schedules:
   II -- Valuation and Qualifying Accounts ............................     F-34
   III -- Real Estate and Accumulated Depreciation ....................     F-35
   IV -- Mortgage Loans on Real Estate ................................     F-36

The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors

The Board of Directors and Shareholders
FRM Nexus, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FRM Nexus, Inc. and its subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the two years ended February 28, 1999. These financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRM Nexus, Inc. and its subsidiaries at February 28, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules for the two years ended February 28, 1999, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             /s/ Ernst & Young LLP

New York, New York
May 6, 1999

                          MICHAEL, ADEST & BLUMENKRANTZ
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.

                                SEVEN PENN PLAZA
                            NEW YORK, NEW YORK 10001
                          212-563-2525 FAX 212-563-3549
                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of FRM Nexus, Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of income, shareholders' equity and cash flows for the year February 28, 1997 of FRM Nexus, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Wendclark Corporation and Wendcello Corporation, wholly owned subsidiaries, which statements reflect total assets of $4,998,033 as of February 28, 1997 and total revenues of $16,263,323 for the year ended February 28, 1997. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Wendclark Corporation and Wendcello Corporation, is based solely on the report of the other auditor.

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

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of FRM Nexus, Inc. and Subsidiaries as of February 28, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                              /s/ Michael, Adest & Blumenkrantz
                                              ----------------------------------
                                              MICHAEL, ADEST & BLUMENKRANTZ
                                              Certified Public Accountants, P.C.

New York, New York
May 9, 1997
(Except for Note 9B, as to which the date is June 20, 1997)




                                      F-2A

                         MICHAEL, ADEST & BLUMENKRANTZ
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.

                                SEVEN PENN PLAZA
                            NEW YORK, NEW YORK 10001
                          212-563-2525 FAX 212-563-3549

                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION
          REQUIRED BY RULE 5-04 OF REGULATION S-X OF THE SECURITIES AND
                               EXCHANGE COMMISSION

FRM Nexus, Inc. and Subsidiaries
Board of Directors and Stockholders

We have audited the financial statements of FRM Nexus, Inc. and Subsidiaries as of February 28, 1997 and for the year then ended have issued our report thereon dated May 9, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedules II, III and IV on the following pages are presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by rule 5-04 of Regulation S-X of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                              /s/ Michael, Adest & Blumenkrantz
                                              ----------------------------------
                                              Michael, Adest & Blumenkrantz
                                              Certified Public Accountants, P.C.


May 9, 1997




                                        F-2B

                                                                  ERIC L. WESTON
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                               2280 GRAND AVENUE
                                                                       SUITE 308
                                                         BALDWIN, NEW YORK 11510
                                                           PHONE: (516) 771-1001
                                                             FAX: (516) 771-8008

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Wendclark Corp.
27 Central Avenue
Cortland, New York 13045

         I have audited the accompanying statements of income, stockholder's equity and cash flows for the year ended February 23, 1997 of Wendclark Corp. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wendclark Corp. as of February 23, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                     /s/ Eric L. Weston
                                                     ---------------------------
                                                     CERTIFIED PUBLIC ACCOUNTANT

Westbury, New York
March 25, 1997



                                         F-2C

                                                                  ERIC L. WESTON
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                               2280 GRAND AVENUE
                                                                       SUITE 308
                                                         BALDWIN, NEW YORK 11510
                                                           PHONE: (516) 771-1001
                                                             FAX: (516) 771-8008

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Wendcello Corp.
27 Central Avenue
Cortland, New York 13045

         I have audited the accompanying statements of income, stockholder's equity and cash flows for the year ended February 23, 1997 of Wendcello Corp. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wendcello Corp. as of February 23, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ Eric L. Weston
                                                     ---------------------------
                                                     CERTIFIED PUBLIC ACCOUNTANT

Westbury, New York
March 25, 1997



                                  F-2D

                        FRM Nexus, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                           FEBRUARY 28
                                                                         1999         1998
                                                                     -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $   765,160   $ 1,434,893
   Mortgage and notes receivable -- current                               24,317        22,232
   Finance receivables, net                                            2,980,159     1,782,687
   Vendor rebate receivable                                                   --       244,477
   Inventories                                                           106,671        96,922
   Other current assets                                                  367,027       250,663
                                                                     -------------------------
Total current assets                                                   4,243,334     3,831,874
                                                                     -------------------------

Property and equipment:
   Property and equipment, at cost                                     6,895,428     5,850,404
   Less accumulated depreciation and amortization                      2,758,146     2,310,626
                                                                     -------------------------
                                                                       4,137,282     3,539,778
                                                                     -------------------------
Other assets:
   Real estate held for development and sale                           1,473,554     1,375,445
   Mortgage and notes receivable                                       3,192,367     3,203,598
   Leasehold costs, net of accumulated amortization of $358,889 in
     1999 and $317,349 in 1998                                           465,605       507,145
   Technical assistance fees, net of accumulated amortization of
     $169,623 in 1999 and $147,762 in 1998                               230,377       227,238
   Other                                                                 481,865       329,002
                                                                     -------------------------
Total other assets                                                     5,843,768     5,642,428
                                                                     -------------------------
Total assets                                                         $14,224,384   $13,014,080
                                                                     =========================

See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                                                                             FEBRUARY 28
                                                                         1999            1998
                                                                     ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                             $  1,189,459    $    960,172
   Current portion of notes payable, including $85,972 in 1999 and
     $69,965 in 1998 payable to related parties                           291,338         228,578
   Due to finance customers                                             1,460,410         975,545
   Income taxes payable                                                     7,491          64,202
   Other current liabilities                                               63,671          19,489
                                                                     ----------------------------
Total current liabilities                                               3,012,369       2,247,986
                                                                     ----------------------------

Other liabilities:
   Notes payable, including $755,511 in 1999 and $364,635 in 1998
     payable to related parties                                         3,212,315       2,391,867
   Deferred income taxes                                                       --          20,729
   Deferred income                                                      2,760,624       2,760,624
                                                                     ----------------------------
Total other liabilities                                                 5,972,939       5,173,220
                                                                     ----------------------------

Commitments and contingencies

Stockholders' equity:
   Common stock -- $.10 par value:
     Authorized -- 2,000,000 shares;
       Issued and outstanding -- 1,816,462 shares                         181,646         181,646
   Capital in excess of par value                                       5,826,909       5,827,224
   Unrealized loss on mortgage and notes receivable                      (149,116)       (162,202)
   Accumulated deficit                                                   (620,363)       (253,794)
                                                                     ----------------------------
Total stockholders' equity                                              5,239,076       5,592,874
                                                                     ----------------------------
Total liabilities and stockholders' equity                           $ 14,224,384    $ 13,014,080
                                                                     ============================


See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                      YEAR ENDED FEBRUARY 28
                                                                1999            1998            1997
                                                            --------------------------------------------
Revenues:
   Restaurant food sales                                    $ 17,092,610    $ 16,703,700    $ 16,263,323
   Sale of real estate                                            40,678       2,125,696         713,185
   Rental income                                                 140,633         115,951              --
   Interest from mortgages                                       234,609         167,128         106,443
   Income from the purchase of medical receivables             1,041,770         773,474         216,521
                                                            --------------------------------------------
Total income                                                  18,550,300      19,885,949      17,299,472
                                                            --------------------------------------------

Costs and expenses:
   Restaurants                                                16,288,414      15,698,255      15,481,931
   Real estate                                                   393,727         777,861       1,519,942
   Medical receivables                                         1,055,439         826,085         367,178
   Corporate expenses                                            414,148         182,729         298,291
   Depreciation and amortization                                 520,037         540,428         600,198
                                                            --------------------------------------------
Total costs and expenses                                      18,671,765      18,025,358      18,267,540
                                                            --------------------------------------------

(Loss) income from operations                                   (121,465)      1,860,591        (968,068)
                                                            --------------------------------------------

Other income (expense):
   Interest income                                                35,872          56,199          72,077
   Interest expense                                             (283,373)       (451,241)       (350,948)
                                                            --------------------------------------------
                                                                (247,501)       (395,042)       (278,871)
                                                            --------------------------------------------
(Loss) income before (credit) provision for income
   taxes and extraordinary item                                 (368,966)      1,465,549      (1,246,939)

(Credit) provision for income taxes                               (2,397)        149,132          12,070
                                                            --------------------------------------------
(Loss) income before extraordinary item                         (366,569)      1,316,417      (1,259,009)
Extraordinary income, net of applicable taxes of $0                   --          91,674              --
                                                            --------------------------------------------
Net (loss) income                                           $   (366,569)   $  1,408,091    $ (1,259,009)
                                                            ============================================

(Loss) earnings per common share:
   (Loss) income before extraordinary item                  $       (.20)   $        .72    $       (.69)
   Extraordinary income                                               --             .05              --
                                                            --------------------------------------------
Basic and diluted (loss) earnings per common share          $       (.20)   $        .77    $       (.69)
                                                            ============================================

Number of shares used in computation of basic and diluted
   (loss) earnings per share                                   1,816,462       1,816,462       1,816,462
                                                            ============================================


See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                  Years ended February 28, 1999, 1998 and 1997


                                                 ADDITIONAL                                  TOTAL
                                      COMMON      PAID-IN      UNREALIZED   ACCUMULATED   STOCKHOLDERS'
                                       STOCK      CAPITAL        LOSSES       DEFICIT        EQUITY
                                     ------------------------------------------------------------------
Balance, February 29, 1996           $181,646   $ 5,827,224    $      --    $  (392,560)   $ 5,616,310
   Net loss                                --            --           --     (1,259,009)    (1,259,009)
   Costs incurred on behalf of PSI         --            --           --        (10,316)       (10,316)
                                     -----------------------------------------------------------------
Balance, February 28, 1997            181,646     5,827,224           --     (1,661,885)     4,346,985
   Unrealized loss on mortgage and
     notes receivable                      --            --     (162,202)            --       (162,202)
   Net income                              --            --           --      1,408,091      1,408,091
                                     -----------------------------------------------------------------
Balance, February 28, 1998            181,646     5,827,224     (162,202)      (253,794)     5,592,874
   Payment of fractional shares            --          (315)          --             --           (315)
   Change in unrealized loss on
     mortgage and notes receivable         --            --       13,086             --         13,086
   Net loss                                --            --           --       (366,569)      (366,569)
                                     -----------------------------------------------------------------
Balance, February 28, 1999           $181,646   $ 5,826,909    $(149,116)   $  (620,363)   $ 5,239,076
                                     =================================================================


See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                   YEAR ENDED FEBRUARY 28
                                                             1999           1998           1997
                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $  (366,569)   $ 1,408,091    $(1,259,009)
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           520,037        540,428        600,198
     Gain on sale of real estate held for development
       and sale                                                   --     (1,932,994)      (191,362)
     Provision for bad debts                                  13,134         37,034             --
     Deferred interest expense                                    --         90,919             --
     Deferred income taxes                                   (20,729)        78,153        (64,218)
     Changes in operating assets and liabilities:
       Vendor rebate receivable                              244,477       (244,477)            --
       Inventory                                              (9,749)           288         (8,541)
       Additions to real estate held for development
         and sale                                            (98,109)       (16,076)       (49,334)
       Collections from sale of real estate held for
         development and sale                                     --             --        410,753
       Prepaid expenses, miscellaneous receivables,
         and other assets                                   (269,452)       (66,488)        29,410
       Accounts payable, accrued expenses and taxes          172,576        121,607     (1,198,313)
       Deferred income                                            --             --        127,354
       Other liabilities                                      44,182        (76,040)       (29,454)
                                                         -----------------------------------------
Net cash provided by (used in) operating activities          229,798        (59,555)    (1,632,516)
                                                         -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and intangible assets                (1,036,681)    (1,044,619)    (2,075,117)
Increase in finance receivables                           (1,210,606)      (543,796)      (882,172)
Increase in due to finance customers                         484,865         17,960        690,263
Principal payments on notes receivable                        22,232        159,717         12,500
                                                         -----------------------------------------
Net cash used in investing activities                     (1,740,190)    (1,410,738)    (2,254,526)
                                                         -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                  1,285,100        700,000      1,780,000
Principal payments on notes payable                         (444,126)      (511,197)      (128,602)
Proceeds of finance obligation                                    --        926,602      3,054,597
Principal payments on finance obligation                          --        (71,438)      (118,131)
Payment of fractional shares                                    (315)            --             --
Cost incurred on behalf of PSI                                    --             --        (10,316)
                                                         -----------------------------------------
Net cash provided by financing activities                    840,659      1,043,967      4,577,548
                                                         -----------------------------------------

                        FRM Nexus, Inc. and Subsidiaries

                                                                YEAR ENDED FEBRUARY 28
                                                           1999           1998          1997
                                                       ---------------------------------------
Net (decrease) increase in cash and cash equivalents   $  (669,733)   $  (426,326)   $  690,506
Cash and cash equivalents, beginning of year             1,434,893      1,861,219     1,170,713
                                                       ---------------------------------------
Cash and cash equivalents, end of year                 $   765,160    $ 1,434,893    $1,861,219
                                                       =======================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                          $   275,176    $   441,403    $  340,625
                                                       =======================================
Income taxes paid                                      $    39,074    $    61,497    $   49,322
                                                       =======================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                   $    42,234    $    25,137    $       --
                                                       =======================================
Notes receivable from purchasers of
   real estate sold                                    $        --    $ 1,081,547    $2,055,130
                                                       =======================================


See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 28, 1999


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION OF THE COMPANY

The consolidated financial statements consist of FRM Nexus, Inc. (the "Company" or "Nexus") and its wholly-owned subsidiaries which include PSI Capital Corp., Medical Financial Corp., PSI Food Services, Inc. which in turn owns all of the outstanding stock of Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). Wendclark was sold subsequent to February 28, 1999 (see Note 12).

In 1996, 100% of the shares of two real estate companies, Yolo Capital Corp. (and its subsidiary, Highlands Pollution Control Corp.) and Yolo Equities Corp. were transferred to Nexus by its then president. The assets and liabilities acquired were recorded at historical cost which was equal to the current fair market value at the time of transfer. The net assets acquired were recorded as an addition to paid-in capital.

The Company was incorporated in November 1993 under the laws of the State of Delaware as PSI Settlement Corp. to settle a class action against Programming and Systems, Inc. ("PSI"). Under the settlement, certain assets were transferred to Nexus.

On February 26, 1996, the Company amended its certificate of incorporation as follows:

         1) The Company changed its name from PSI Settlement Corp. to FRM Nexus, Inc.

         2) The Company increased authorized capital stock from 75,000 shares, par value of $1.00 per share, to 2,000,000 shares common stock, par value of $.10 per share.

                  The 10,000 then outstanding common shares of the Company, par value of $1 per share, were converted into 1,211,635 shares of common stock, par value of $.10 per share. These shares had been held in escrow for the benefit of the shareholders of Programming Systems, Inc. ("PSI") since the settlement of the class action in January 21, 1994. On August 12, 1996, the shares were released from escrow to shareholders of PSI.

                        FRM Nexus, Inc. and Subsidiaries

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On May 14, 1998, the Company declared a common stock dividend of one common share for every two common shares owned of record on June 24, 1998. The accompanying consolidated financial statements give retroactive effect to this stock dividend.

BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in three distinct industries consisting of food services, real estate and medical financing.

The food services companies consist of Wendclark and Wendcello. The food service companies own and operate 17 Wendy's fast food restaurants in West Virginia and the Hudson Valley, New York area. The food service companies' day-to-day operations are managed by management corporations.

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

Real Estate: The full accrual method is used on the sale of real estate if the profit is determinable, the Company is not obligated to perform significant activities after the sale to earn the profit and there is no continuing involvement with the property. If the buyer's initial

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If there is continuing involvement with the property by the Company, the financing method is used.

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

Purchases of Medical Insurance Claims: The Company purchases the net collectible value of medical insurance claims on a limited recourse basis. The recourse basis is limited to the extent any receivables purchased by the Company are disputed and/or referred to arbitration proceedings. Such receivables are deemed to be invalid and are immediately substituted. The Company is still entitled to the collection of its fees from customers regardless of whether the underlying accounts receivable are collectible or invalid. Performance of these receivables is personally guaranteed by the owner of the practice and principals of the related management companies.

Upon full collection of the advance paid in connection with the purchased medical insurance claims and the related fee, the contracts allow for accounts receivable that are determined to be invalid and remain unpaid for a specified period of time to be returned (charged back) to the customer. The charge back will also reduce the amount due to the customer.

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral and current economic conditions.

INVENTORIES

Inventories, consisting of food and supplies, are stated at the lower of cost or market. Amounts are relieved from inventory using the first in, first out ("FIFO") basis.

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

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASES AND LEASEHOLD COSTS

Leases which transfer substantially all of the risk and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are amortized in the same manner as owned assets are depreciated. Interest expenses relating to the lease liabilities are recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

As of February 28, 1999, the Company had cash in one bank totaling approximately $236,000.

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 28, 1999, fees earned from four medical providers were 26%, 18%, 12% and 11%, respectively, of earned fees. For the year ended February 28, 1998, two medical providers generated 46% and 30%, respectively, of total earned fees. For the year ended February 28, 1997, four customers comprised 30%, 22%, 13% and 12%, respectively, of earned fees. As of February 28, 1999, claims receivable from three insurance companies comprised 23%, 13% and 10%, respectively, of total finance receivables. As of February 28, 1998, claims receivable from two insurance companies each comprised approximately 20% of total finance receivables.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 3).

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. For the years ended February 28, 1999, 1998, and 1997 advertising expense totaled approximately $981,000, $1,094,000, and $985,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

                                              1999                      1998
                                     -----------------------   -----------------------
                                      CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                       AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                     -------------------------------------------------
ASSETS
Cash and cash equivalents            $  765,160   $  765,160   $1,434,893   $1,434,893
Mortgage and notes receivable         3,216,684    3,216,684    3,225,830    3,225,830
Finance receivables                   2,980,159    2,980,159    1,782,687    1,782,687

LIABILITIES
Accounts payable and accrued
   expenses, income taxes payable,
   due to finance customers and
   other current liabilities          2,721,031    2,721,031    2,019,408    2,019,408
Notes payable                         3,503,653    3,503,653    2,620,445    2,620,445

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

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES

SALE OF REAL ESTATE

The following summarizes the Company's sales of real estate:

                                             YEAR ENDED FEBRUARY 28
                                          1999       1998        1997
                                        -------------------------------
Goshen, New York                        $    --   $       --   $110,385
Granby, Connecticut                          --    2,082,994         --
Sales proceeds of other real estate      40,678       42,702    602,800
                                        -------------------------------
Total income from sale of real estate   $40,678   $2,125,696   $713,185
                                        ===============================

GOSHEN, NEW YORK

The Company acquired its property in Goshen, New York through the foreclosure of two mortgages it held. In the prior year, the Company sold 32 of the 165 lots on the property for $484,400. During fiscal year 1997, the Company sold the remaining lots for $2,014,950.

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

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

Profit from the sale of this property of $110,385 was recognized in fiscal year 1997 and $1,719,513 of deferred profit remains at February 28, 1999 and 1998. Interest income from this transaction (principal amount of note receivable is $2,310,000) was $138,600, $138,600 and $90,545 for the years ended February 28,
1999, 1998 and 1997. In accordance with the terms of the note, the balance of accrued interest receivable is as follows:

                                        FEBRUARY 28
                                      1999       1998
                                    -------------------
                        Current     $ 30,000   $ 30,000
                        Long-term    217,200    108,600
                                    -------------------
                                    $247,200   $138,600
                                    ===================

In addition, the Company received additional contingent consideration on the sale in the form of a purchase money debenture in the amount of $2,499,750, contingent on the sale of the single family residences to be built on the 165 lots which were sold. This purchase money debenture matures on February 28, 2002 and bears interest at a rate of 6% per annum. The Company has not included any amounts in its consolidated financial statements relating to this purchase money debenture or its related interest since its collectibility is contingent on the profitable sale of the single family residences to be built.

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

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

During fiscal year 1997 and a portion of 1998, the Company used the financing method to report this transaction. The historical cost of the asset remained on the Company's books and was being depreciated. The proceeds of the sale were recorded as a finance obligation at a rate of 8.25%. Rental payments to the buyer-lessor were treated as a reduction in the finance obligation.

In December 1997, the buyer of the property refinanced the first mortgage, eliminating the Company's guarantee. In addition, in January 1998, the Company sold for $120,000 the term of its lease on the property to the buyer and was released of all obligations on its lease through August 31, 2002. The Company has a lease for the period September 1, 2002 through February 28, 2006 which specifies rental payments aggregating $1,482,194, the present value of which ($850,000) was provided for at February 28, 1998 as a reduction of the gain recognized.

In January 1998, the Company recorded the sale under the accrual method of accounting since its continuing involvement with the property was terminated. The Company recorded a gain on the sale of the property of $1,932,994, net of the above mentioned lease liability.

The sale of this property includes a second mortgage receivable from the buyer. Upon full collection of the receivable, an additional liability will be payable to the co-investors of the original mortgage for approximately $70,000. If the second mortgage is not collected in full, an amount substantially less will be paid. An accrual has been provided for this amount.

OTHER REAL ESTATE SALES

The Company sold various other properties during the three years ended February 28, 1999 for various amounts as part of the operations of the real estate division.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

MORTGAGES AND NOTES RECEIVABLE

Mortgages and notes receivable, arising from the sale of real estate, consist of the following:

                                                        FEBRUARY 28
                                                    1999            1998
                                                 --------------------------
    Goshen, New York (Construction Company)      $ 2,310,000    $ 2,310,000
    Granby, Connecticut (Real Estate Operator)     1,055,800      1,078,032
                                                 --------------------------
                                                   3,365,800      3,388,032
    Less current portion                             (24,317)       (22,232)
    Less unrealized loss on mortgage and
       notes receivable                             (149,116)      (162,202)
                                                 --------------------------
                                                 $ 3,192,367    $ 3,203,598
                                                 ==========================

These mortgages and notes have various terms for payments of principal and interest and are collateralized by the underlying real estate. These mortgages and notes bear interest ranging from 6% to 9%, and mature as follows:

                            FISCAL YEAR
                            2000         $   24,317
                            2001             26,598
                            2002          2,339,093
                            2003             31,822
                            2004             34,807
                            Thereafter      909,163
                                         ----------
                                         $3,365,800
                                         ==========

In fiscal year 1998, the Company recorded an unrealized loss of $162,202 on its mortgage note receivable from the sale of its property in Goshen, New York, to reflect the Company's estimate of the fair value (estimated using a discount rate of 7.5%) of the 6% mortgage note receivable. The unrealized loss on this mortgage receivable was reflected as an adjustment to stockholders' equity in the accompanying consolidated financial statements. At February 28, 1999, the unrealized loss was $149,116.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

As of February 28, 1999 and 1998, all notes receivable were performing. There is no allowance for loss because the market value of the collateral, less costs to sell, is greater than the related notes receivable. There is no known information about possible credit problems of debtors which would cause management to have serious doubts as to the ability of such debtors to comply with the present note repayment terms.

The Granby note receivable is being used as collateral for a line of credit (see
Note 6).

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The following properties are included in real estate held for development and sale:

                                               FEBRUARY 28
                                           1999           1998
                                        --------------------------
             Hunter, New York           $ 1,198,141    $ 1,103,897
             Brookfield, Connecticut        490,413        486,548
                                        --------------------------
                                          1,688,554      1,590,445
             Less due to co-investors      (215,000)      (215,000)
                                        --------------------------
                                        $ 1,473,554    $ 1,375,445
                                        ==========================

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

                        FRM Nexus, Inc. and Subsidiaries

4. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                FEBRUARY 28
                                            1999           1998
                                         --------------------------
           Gross finance receivables     $ 3,409,095    $ 2,083,043
           Allowance for credit losses       (86,000)       (72,866)
           Deferred finance income          (342,936)      (227,490)
                                         --------------------------
                                         $ 2,980,159    $ 1,782,687
                                         ==========================

These receivables are collateral for a line of credit (see Note 6).

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                          FEBRUARY 28
                                                       1999         1998
                                                     -----------------------
    Land                                             $  740,000   $  740,000
    Land improvements                                   445,008      327,664
    Buildings                                           826,185      821,078
    Restaurant equipment                              3,175,213    2,761,034
    Leasehold improvements                            1,213,279      834,864
    Computer equipment                                  181,669      105,052
    Equipment under capital leases                      286,174      243,940
    Other equipment and furniture                        27,900       16,772
                                                     -----------------------
                                                      6,895,428    5,850,404
    Less accumulated depreciation and amortization    2,758,146    2,310,626
                                                     -----------------------
    Property and equipment, net                      $4,137,282   $3,539,778
                                                     =======================

As of February 28, 1999 and 1998, accumulated amortization of equipment under capital leases was $126,521 and $92,398, respectively.

Depreciation expense, which includes amortization under capital leases was $447,520, $469,016 and $531,572, respectively.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE

Notes payable include the following:

                                               FEBRUARY 28
                                            1999         1998
                                          ------------------------
              Mortgage on real estate     $1,599,043   $1,632,080
              Bank -- term                   918,057      393,358
              Related party credit line      781,483      434,600
              Related party loans             60,000           --
              Capital lease obligations      135,187      141,126
              Purchase money note              9,883       19,281
                                          -----------------------
                                           3,503,653    2,620,445
              Less current maturities        291,338      228,578
                                          -----------------------
              Long-term debt              $3,212,315   $2,391,867
                                          =======================

Mortgage on Real Estate: In June 1996, a mortgage of $1,680,000 was obtained to finance the purchase of the land and buildings of four restaurants leased from Wendy's International. The mortgage bears interest at a rate of 9.25% and is payable in 60 monthly installments of $15,387, including principal and interest calculated on a 20 year amortization basis, with the balance ($1,515,618) payable at that time. The loan is secured by a first deed of trust on the land and equipment at the four restaurants and is guaranteed by Wendclark's three executive officers. The loan agreement includes various covenants relating to the operation of Wendclark, including compliance with certain financial ratios, restrictions on Wendclark dividends, management fees and the sale of Wendclark's outstanding capital stock. At February 28, 1999, undistributed earnings available for distribution to the parent were $574,457.

Bank-term: In June 1998, the Company consummated a new term loan for $600,000, which bears interest at a fixed rate of 8.75% and has an outstanding balance of $593,881 at February 28, 1999. The remaining term loan of $324,176 bears interest at the bank's prime rate plus 1% (8.75% at February 28, 1999). The bank loans are payable through 2005.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which $781,483 was outstanding at February 28, 1999, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and NMC, with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments are due for interest and principal in the amount of $9,863 with a final payment of $693,268. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by a second mortgage receivable in Granby, Connecticut (see Note 3) and the purchased insurance claims receivable of Medical Financial Corp. (see Note 4) equal to at least 200% of the principal sum outstanding under the line. Interest expense on this note was $51,748 and $27,814 for the years ended February 28, 1999 and 1998, respectively.

Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two directors, officers and shareholders. These loans bear interest at the rate of 12% per annum. Both interest and principal are payable on demand.

Interest expense on these loans for the year ended February 28, 1999 was approximately $1,000.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $6,362 and have been capitalized at imputed interest rates of 9.37% to 16.72%.

Purchase Money Note: The purchase money note, secured by a deed of trust on certain restaurant land, is due April 1, 1999 and bears interest at 5% per annum.

                        FRM Nexus, Inc. and Subsidiaries

6. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases at February 28, 1999 are as follows:

                                                    CAPITAL
                                        NOTES        LEASE
                                       PAYABLE    OBLIGATIONS     TOTAL
                                     ------------------------------------
      2000                           $  226,969   $   76,348   $  303,317
      2001                              255,477       51,112      306,589
      2002                            1,602,612       21,055    1,623,667
      2003                              748,849        6,054      754,903
      2004                              529,643           --      529,643
      Thereafter                          4,916           --        4,916
                                     ------------------------------------
                                      3,368,466      154,569    3,523,035
      Amount representing interest           --       19,382       19,382
                                     ------------------------------------
      Total (a)                      $3,368,466   $  135,187   $3,503,653
                                     ====================================

(a)--Total capital lease obligations represent present value of minimum lease payments.

7. RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENTS

The day-to-day operations of Wendcello and Wendclark are managed under management agreements with Cello and Clark Management Corps., respectively. The management companies are affiliated with the Company in that certain of its officers and/or directors (none of whom are officers or directors of Nexus) are also officers and/or directors of Wendcello and Wendclark. The management agreements took effect upon the purchase of the restaurants and are to remain in effect as long as Wendcello and Wendclark continue to own the restaurants.

The management agreements provide for a basic fee based on a percentage of pre-tax cash flow, as defined (30% for Wendcello and 40% for Wendclark). The management fees were $90,500 in 1999, $136,000 in 1998 and $68,600 in 1997. The
management agreements further provide for incentive fees equal to 30% for Wendcello and 40% for Wendclark of the pre-tax proceeds of the sale or refinancing of any assets owned or later acquired by Wendcello and Wendclark, less any amounts used to buy replacement assets or to pay off any refinanced obligations. No incentive fees were paid during the three years ended February 28, 1999. The management agreements provide for the management companies to participate with the Company in financing the subsidiaries under certain circumstances.

                        FRM Nexus, Inc. and Subsidiaries

7. RELATED PARTY TRANSACTIONS (CONTINUED)

RELATED PARTY ESCROW LOAN

In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to loan until March 15, 2000 an investment portfolio valued at $240,000 to the Medical Financial Corp. subsidiary. This investment portfolio is being held in escrow and is used as collateral for the purpose of obtaining loans. All risks and rewards of the investment portfolio pass to the related party. There were no outstanding loans at February 28, 1999. The loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. No fees were due or paid for the year ended February 28, 1999. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables.

TRANSACTIONS WITH SHAREHOLDERS

See Notes 3 and 6 for certain related party transactions with shareholders.

8. COMMITMENTS AND CONTINGENCIES

FRANCHISE AGREEMENT COMMITMENTS

The food service subsidiaries are the franchisees for the 17 Wendy's Restaurants it owns and operates. The franchise agreements obligate the subsidiaries to pay to Wendy's International a monthly royalty equal to 4% of the gross sales of each restaurant during the month, or $250, whichever is greater.

MINIMUM OPERATING LEASE COMMITMENTS

The food service subsidiaries entered into various leases for its restaurants containing clauses relating to real estate taxes, common charges, renewal and percentage rent with certain minimum payments.

                        FRM Nexus, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense for these restaurants was as follows:

                                       YEAR ENDED FEBRUARY 28
                                   1999         1998         1997
                                ------------------------------------
           Base rentals         $  861,659   $  763,423   $  729,000
           Contingent rentals      232,305      261,961      277,607
                                ------------------------------------
           Total                $1,093,964   $1,025,384   $1,006,607
                                ====================================

In December 1997, Nexus signed a lease extension for its executive offices under a three year lease expiring on February 28, 2001.

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the above operating leases as of February 28:

                          Year ending February:
                            2000         $  860,784
                            2001            860,894
                            2002            799,765
                            2003            770,630
                            2004            664,031
                            Thereafter    5,635,687
                                         ----------
                          Total          $9,591,791
                                         ==========

There are various commitments and contingencies relating to the sale of real estate (see Note 3).

                        FRM Nexus, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

PSI LITIGATION

In 1993, the shareholders of PSI brought a class action against PSI and certain of its officers in the United States District Court for the Southern District of New York, which was settled by a Stipulation of Settlement dated as of November 15, 1993 (the "Stipulation"), pursuant to which PSI Settlement Corp. ("Nexus") was formed. On January 21, 1994, Judge Robert Sweet signed the Order confirming the Stipulation. Pursuant to that Stipulation, (i) the eligible shareholders of PSI received a pro-rata distribution of $1,400,000, after deduction of the fees and expenses of the class action, which amounted to $.50 per share, and (ii) all the shares of Nexus were delivered to Escrow Agents to hold for the benefit of all shareholders of PSI. Pursuant to the Orders of Judge Sweet, PSI transferred certain assets to Nexus as specified in the Stipulation and the Court's Orders. These payments, including the shares of Nexus, fully settled all of the claims by PSI shareholders that could have been asserted against PSI and the other defendants in the class action.

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

In May 1999, PSI settled its indebtedness to, and claims by, the United States and the Department of Education for an amount which was paid by PSI except for $140,000 to be paid over a period ending in 2001. PSI is negotiating to settle its indebtedness to the Internal Revenue Service and a former landlord of PSI school for a total of $125,000. As a result of the 1993 Stipulation described above, the Company believes it is not responsible for the obligations of PSI.

                        FRM Nexus, Inc. and Subsidiaries

9. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                       YEAR ENDED FEBRUARY 28
                                    1999        1998       1997
                                  -------------------------------
                 Current:
                    Federal       $     --    $     --   $     --
                    State           18,332      70,979     76,288
                                  -------------------------------
                 Total current      18,332      70,979     76,288
                                  -------------------------------

                 Deferred:
                    Federal             --          --         --
                    State          (20,729)     78,153    (64,218)
                                  -------------------------------
                 Total deferred    (20,729)     78,153    (64,218)
                                  -------------------------------
                 Total            $ (2,397)   $149,132   $ 12,070
                                  ===============================

Nexus filed consolidated federal tax returns with PSI through August 12, 1996, which has no federal tax liability due to current and prior year net operating losses. After August 12, 1996, Nexus and its subsidiaries are not filing consolidated tax returns with PSI. Nexus and its subsidiaries filed individual federal tax returns for the period beginning August 13, 1996 and ending February 28, 1997. Subsequent to February 28, 1997, Nexus and its subsidiaries are filing consolidated federal tax returns.

Significant components of deferred tax assets (liabilities) were as follows:

                                                   FEBRUARY 28
                                          1999         1998         1997
                                       -----------------------------------
     Tax loss carryforwards            $ 558,228    $ 314,773    $ 218,743
     Installment sale of real estate          --           --       63,188
                                       -----------------------------------
                                         558,228      314,773      281,931
     Less valuation allowance           (558,228)    (314,773)    (218,743)
                                       -----------------------------------
     Deferred tax assets               $      --    $      --    $  63,188
                                       ===================================

     Installment sale of real estate   $      --    $ (12,656)   $      --
     Property, plant and equipment            --       (8,073)      (5,764)
                                       -----------------------------------

     Deferred tax liabilities          $      --    $ (20,729)   $  (5,764)
                                       ===================================

                        FRM Nexus, Inc. and Subsidiaries

9. INCOME TAXES (CONTINUED)

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                                         FEBRUARY 28
                                                  1999       1998        1997
                                                 ------------------------------
                                                  % OF       % OF        % OF
                                                 PRETAX     PRETAX      PRETAX
                                                 INCOME     INCOME      INCOME
                                                 ------------------------------
 Statutory federal income tax expense rate       (34.0)%      34.0%     (34.0)%
 Valuation allowance against NOL
    carryforwards                                 34.0       (34.0)      34.0
 State taxes, less federal tax effect              (.6)       10.2        1.0
                                                 ==============================
                                                   (.6)%      10.2%       1.0%
                                                 ==============================

As required under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company must provide for the future benefits of its net operating loss ("NOL") carryforwards. The Company has net operating loss carryforwards for federal purposes of approximately $1,641,000. These losses will be available for future years, expiring through February 28, 2019. The Company, however, has taken a 100% valuation allowance against federal NOL carryforwards due to a history of operating tax losses and the uncertainty of generating taxable income in the foreseeable future.

10. EXTRAORDINARY ITEM

During fiscal year 1998, the Company realized an extraordinary gain, net of fees of $91,674, as a result of the extinguishment of certain debts. There was no related tax effect since this occurred as a result of a discharge in bankruptcy of a subsidiary of the Company.

                        FRM Nexus, Inc. and Subsidiaries

11. BUSINESS SEGMENT INFORMATION

In the fourth quarter of fiscal 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and service and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision maker group, in deciding how to allocate resources and assess performance.

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) food services, (2) real estate, (3) medical financing and (4) other, which is comprised of corporate overhead. The food services segment operates in West Virginia and the Hudson Valley, NY area. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information follows. Certain prior year information has been reclassified to conform with the current year presentation.

                        FRM Nexus, Inc. and Subsidiaries

11. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                            FOOD          REAL         MEDICAL
                                          SERVICE        ESTATE       FINANCING       OTHER          TOTAL
                                        ---------------------------------------------------------------------
1999
Total revenue from external customers   $17,092,610   $   415,920    $ 1,041,770    $      --    $ 18,550,300
Income (loss) from operations               314,068        16,282        (37,667)    (414,148)       (121,465)
Interest expense, net                       202,627      (101,414)       146,288           --         247,501
Income (loss) before provision for
   taxes and extraordinary item             111,441       117,696       (183,955)    (414,148)       (368,966)
Total assets                              6,032,720     7,666,627      3,494,477           --      17,193,824
Capital expenditures                        970,494        17,420         91,001           --       1,078,915
Depreciation and amortization               490,128         5,911         23,998           --         520,037

1998
Total revenue from external customers   $16,703,700   $ 2,408,775    $   773,474    $      --    $ 19,885,949
Income (loss) from operations               538,326     1,576,029        (71,035)    (182,729)      1,860,591
Interest expense, net                       184,263       140,372         70,407           --         395,042
Income (loss) before provision for
   taxes and extraordinary item             354,063     1,435,657       (141,442)    (182,729)      1,465,549
Total assets                              5,514,472     7,331,351      2,129,690           --      14,975,513
Capital expenditures                        425,170       570,653         73,933           --       1,069,756
Depreciation and amortization               467,119        54,885         18,424           --         540,428

1997
Total revenue from external customers   $16,263,323   $   819,628    $   216,521    $      --    $ 17,299,472
Income (loss) from operations               248,483      (950,189)        31,929     (298,291)       (968,068)
Interest expense, net                       149,408       125,319          4,144           --         278,871
Income (loss) before provision for
   taxes and extraordinary item              99,075    (1,075,508)        27,785     (298,291)     (1,246,939)
Total assets                              5,289,317     7,949,862      1,469,898           --      14,709,077
Capital expenditures                      2,056,264            --         18,853           --       2,075,117
Depreciation and amortization               532,909        63,512          3,777           --         600,198

                                        INTERCOMPANY
                                        ELIMINATIONS    CONSOLIDATED
                                        ----------------------------
1999
Total revenue from external customers   $        --    $ 18,550,300
Income (loss) from operations                    --        (121,465)
Interest expense, net                            --         247,501
Income (loss) before provision for
   taxes and extraordinary item                  --        (368,966)
Total assets                             (2,969,440)     14,224,384
Capital expenditures                             --       1,078,915
Depreciation and amortization                    --         520,037

1998
Total revenue from external customers   $        --    $ 19,885,949
Income (loss) from operations                    --       1,860,591
Interest expense, net                            --         395,042
Income (loss) before provision for
   taxes and extraordinary item                  --       1,465,549
Total assets                             (1,961,433)     13,014,080
Capital expenditures                             --       1,069,756
Depreciation and amortization                    --         540,428

1997
Total revenue from external customers   $        --    $ 17,299,472
Income (loss) from operations                    --        (968,068)
Interest expense, net                            --         278,871
Income (loss) before provision for
   taxes and extraordinary item                  --      (1,246,939)
Total assets                             (1,046,852)     13,662,225
Capital expenditures                             --       2,075,117
Depreciation and amortization                    --         600,198

                        FRM Nexus, Inc. and Subsidiaries

11. BUSINESS SEGMENT INFORMATION (CONTINUED)

For the year ended February 28, 1998, net sales of the real estate division included $1,932,994 of income due to changing from the financing method to the full accrual method of accounting for the sale of real estate in Granby, Connecticut.

12. SUBSEQUENT EVENTS

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operate in the food service division. The Company received $975,000 in cash, resulting in a gain of approximately $125,000. The financial position of the Company as of February 28, 1999 and 1998, the results of operations and cash flows for the three years ended February 28, 1999, 1998 and 1997 include Wendclark, Inc. The following is a presentation of condensed financial information of Wendclark, Inc.

                                         YEAR ENDED FEBRUARY 28
                                    1999          1998         1997
                                 --------------------------------------
        Restaurant food sales    $ 7,183,882    $6,905,042   $6,788,247
                                 ======================================
        Income from operations   $   144,066    $  312,873   $  177,519
                                 ======================================
        Interest expense, net    $   191,058    $  167,508   $  123,712
                                 ======================================
        Net (loss) income        $   (42,469)   $  132,183   $   48,913
                                 ======================================

                        FRM Nexus, Inc. and Subsidiaries

12. SUBSEQUENT EVENTS (CONTINUED)

                                                         FEBRUARY 28
                                                      1999        1998
                                                   -----------------------
      Current assets                               $  316,740   $  345,366
      Property and equipment, net                   3,163,856    2,570,018
      Other assets                                    167,922      153,131
                                                   -----------------------
      Total assets                                 $3,648,518   $3,068,515
                                                   =======================

      Current liabilities                          $  538,885   $  387,116
      Long-term debt                                2,260,947    1,778,221
      Stockholders' equity                            848,686      903,178
                                                   -----------------------
      Total liabilities and stockholders' equity   $3,648,518   $3,068,515
                                                   =======================

A portion of the proceeds from the sale were used on May 14, 1999 to repay the outstanding balance of $775,000 of the related party credit line.

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                                February 28, 1999

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A               COLUMN B               COLUMN C              COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                              ----------------------------
                                 BALANCE      CHARGED TO      CHARGED TO                     BALANCE
                               AT BEGINNING    COSTS AND    OTHER ACCOUNTS                    AT END
        DESCRIPTION             OF PERIOD       EXPENSES      DESCRIBED     DEDUCTIONS      OF PERIOD
-----------------------------------------------------------------------------------------------------
FEBRUARY 28, 1997
Allowance for credit losses      $145,218      $      --      $      --      $      --      $145,218
                                 ===================================================================

FEBRUARY 28, 1998
Allowance for credit losses      $145,218      $      --      $      --      $  72,352      $ 72,866
                                 ===================================================================

FEBRUARY 28, 1999
Allowance for credit losses      $ 72,866      $  13,134      $      --      $      --      $ 86,000
                                 ===================================================================

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                          Year ended February 28, 1999

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

        COLUMN A            COLUMN B        COLUMN C             COLUMN D                   COLUMN E
--------------------------------------------------------------------------------------------------------------------
                                                                   COST CAPITALIZED
                                  INITIAL COST                       SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                   TO COMPANY                         ACQUISITION            CARRIED AT CLOSE OF PERIOD
                            ----------------------------------   --------------------   ----------------------------------
                                                  BUILDINGS                                       BUILDINGS
                                                     AND                                             AND
                              ENCUM-               IMPROVE-     IMPROVE-   CARRYING                IMPROVE-
      DESCRIPTIONS           BRANCES   LAND         MENTS        MENTS       COST       LAND        MENTS        TOTAL
---------------------------------------------------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter, NY      $ --    $     --   $1,097,897    $ 8,246    $ 91,998   $      --   $1,198,141   $1,198,141
Unimproved land,
  Brookfield, CT                 --     426,579           --         --      63,834     490,413                   490,413
                               -------------------------------------------------------------------------------------------
Total                          $ --    $426,579   $1,097,897    $ 8,246    $155,832   $ 490,413   $1,198,141   $1,688,554
                               ===========================================================================================

        COLUMN A              COLUMN F       COLUMN G     COLUMN H     COLUMN I
---------------------------------------------------------------------------------
                                                                       LIFE ON
                                                                        WHICH
                                                                     DEPRECIATION
                                                                       IN LATEST
                                                                        INCOME
                            ACCUMULATED       DATE OF       DATE      STATEMENTS
      DESCRIPTIONS          DEPRECIATION   CONSTRUCTION   ACQUIRED   IS COMPUTED
--------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter, NY    $  --               --        2/29/96       N/A
Unimproved land,
  Brookfield, CT                --               --        5/11/92
                             ---------------------------------------------------
Total                        $  --              $--             --       N/A
                             ===================================================

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

                                            FEBRUARY 28,                 FEBRUARY 28,                  FEBRUARY 28,
                                                1999                         1998                          1997
                                     ---------------------------   --------------------------    --------------------------
Balance at beginning of period                      $1,590,445                     $1,574,369                    $2,246,360
Additions during period:
  Other acquisitions                $       --                      $       --                    $   25,000
  Improvements, etc                      2,246                           6,000                            --
  Capitalized carrying costs            95,863          98,109          10,076         16,076         24,334         49,334
                                    --------------------------      -------------------------     -------------------------
                                                     1,688,554                      1,590,445                     2,295,694
Deductions during period:
  Cost of real estate sold                  --                              --                       721,325
                                    ----------                      ----------                    ----------
                                                            --                             --                       721,325
                                                    ----------                     ----------                    ----------
Balance at close of period                          $1,688,554                     $1,590,445                    $1,574,369
                                                    ==========                     ==========                    ==========

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                          Year ended February 28, 1999

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

         COLUMN A                COLUMN B   COLUMN C       COLUMN D       COLUMN E     COLUMN F     COLUMN G      COLUMN H
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PRINCIPAL
                                                                                                                  AMOUNT OF
                                                                                                                LOANS SUBJECT
                                              FINAL        PERIODIC                      FACE       CARRYING    TO DELINQUENT
                                 INTEREST   MATURITY       PAYMENT          PRIOR      AMOUNT OF    AMOUNT OF    PRINCIPAL OR
        DESCRIPTIONS               RATE       DATE          TERM            LIENS      MORTGAGES    MORTGAGES      INTEREST
-----------------------------------------------------------------------------------------------------------------------------
First Mortgages:
   Unimproved land, Goshen, NY      6%       2/28/02   Interest only              -   $  500,000   $  467,730        $ -
                                                       to maturity
   Unimproved land, Goshen, NY      6        2/28/02   None                       -    1,810,000    1,693,154          -
   Office building, Granby, CT      9        3/08/17   9,863 per month   $2,600,000    1,081,547    1,055,800          -
                                                                                      ---------------------------------------
                                                                                      $3,391,547   $3,216,684        $ -
                                                                                      =======================================

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

                                        FEBRUARY 28,             FEBRUARY 28,              FEBRUARY 28,
                                           1999                     1998                      1997
                                   ---------------------   -----------------------   -----------------------
Balance at beginning of period                $3,225,830                $2,503,236                $  466,702
Additions during period:
  New mortgage loans               $    -                  $1,081,547                $2,049,034
                                   --------                ----------                ----------
                                                       -                 1,081,547                 2,049,034
                                              ----------                ----------                -------------
                                               3,225,830                 3,584,783                 2,515,736
Deductions during period:
  Collection of principal           22,232                    159,717                   12,500
  Change in unrealized loss on
   mortgage and notes receivable   (13,086)                   162,202                        -
  Other -- bad debts                     -                     37,034                        -
                                   --------                ----------                ----------
                                                   9,146                   358,953                    12,500
                                              ----------                ----------                -------------
Balance at close of period                    $3,216,684                $3,225,830                $2,503,236
                                              ==========                ==========                =============

                        FRM Nexus, Inc. and Subsidiaries
                       Supplemental Financial Information
                   Unaudited Selected Quarterly Financial Data

                                                                              Quarter
                                                    ----------------------------------------------------------------

                                                      First             Second            Third             Fourth
                                                    ----------        ----------        ----------        ----------
Year ended February 28, 1999:

Total revenue                                       $4,351,629        $4,810,025        $4,648,400        $4,740,246
                                                    ==========        ==========        ==========        ==========

Income (loss) from operations                       $ (67,264)          $ 47,225        $  (9,825)        $ (91,601)
                                                    ==========        ==========        ==========        ==========
Income (loss) before
  extraordinary items                               $(125,130)        $ (17,901)        $ (64,420)        $(159,118)
                                                    ==========        ==========        ==========        ==========
                                                                                    .
Net income (loss)                                   $(125,130)        $ (17,901)        $ (64,420)        $(159,118)
                                                    ==========        ==========        ==========        ==========

Basic and diluted earnings (loss) per common share:

Income (loss) before
   extraordinary items                               $  (0.07)         $  (0.01)         $  (0.04)         $  (0.08)
                                                    ==========        ==========        ==========        ==========

 Net income (loss)                                   $  (0.07)         $  (0.01)         $  (0.04)         $  (0.08)
                                                    ==========        ==========        ==========        ==========

Number of shares used in computation
  of basic and diluted earnings per share            1,816,462         1,816,462         1,816,462         1,816,462
                                                    ==========        ==========        ==========        ==========

Year ended February 28, 1998:

Total revenue                                       $4,469,115        $4,860,673        $4,322,243        $6,233,918
                                                    ==========        ==========        ==========        ==========

Income (loss) from operations                       $ (12,910)         $ 122,678        $ (61,272)        $1,812,095
                                                    ==========        ==========        ==========        ==========

Income (loss) before
  extraordinary items                               $(117,110)          $  1,325        $(175,475)        $1,607,677
                                                    ==========        ==========        ==========        ==========

Net income (loss)                                   $(117,110)          $  1,325        $ (83,801)        $1,607,677
                                                    ==========        ==========        ==========        ==========

Basic and diluted earnings (loss) per common share:

Income (loss) before
   extraordinary items                               $  (0.06)             $   -         $  (0.10)           $  0.88
                                                    ==========        ==========        ==========        ==========

 Net income (loss)                                   $  (0.06)             $   -         $  (0.05)           $  0.88
                                                    ==========        ==========        ==========        ==========

Number of shares used in computation
  of basic and diluted earnings per share            1,816,462         1,816,462         1,816,462         1,816,462
                                                    ==========        ==========        ==========        ==========

                                 EXHIBIT INDEX



     The two following exhibits (Exhibits 23.01 and 23.02) are filed as part of this Annual Report on Form 10-K and the remaining exhibits are incorporated herein by reference to Form 10 dated June 27, 1997 except that Exhibit 10.04 is incorporated herein by reference to Amendment No. 1 to Form 10 dated September 19, 1997.




Exhibit
Number       Description
-------      -----------
 3.01        Certificate of Incorporation of the Company.
 3.02        Certificate of Amendment of Certificate of Incorporation of the
              Company.
 3.03        Amended By-Laws of the Company.
 3.04        Settlement Stipulation dated November 17, 1993.
 3.05        Court Order dated November 17, 1993.
 3.06        Final Judgment and Order Approving Settlement.
 3.07        Amendment to Settlement Stipulation.
 3.08        Court Order Amending Final Judgment and Order.
 3.09        Stipulation and Order Authorizing Release of Shares From Escrow.
 3.10        Opinion re release of shares.
 4.01        Specimen Common Stock Certificate.
 5.01        Opinion re legality of common stock.
10.01        Agreement for sale of lots in Goshen, NY to Windemere in the Pines at Goshen, Inc.
10.03        Management Agreement for Wendy's Restaurants.
10.04        Employment and Consulting Agreement of Peter Barotz.
19.01        Letter to shareholders dated January 5, 1996.
19.02        Letter to shareholders dated July 26, 1996.
23.01        Consent of Michael, Adest & Blumenkrantz.
23.02        Consent of Eric Weston.