Form 10-Q
period 1999-05-13
FRM NEXUS INC
filed 1999-07-15
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1999

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 14, 1999: 1,816,462.

                        FRM Nexus, Inc. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets--May 31, 1999 and February 28, 1999................2
Consolidated Statements of Operations --Three months ended
May 31, 1999 and 1998..........................................................4
Consolidated Statement of Stockholders' Equity--
   Three months ended May 31, 1999 ............................................5
Consolidated Statements of Cash Flows--
   Three months ended May 31, 1999 and 1998....................................6
Notes to Consolidated Financial Statements.....................................7

                        FRM Nexus, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                           MAY 31,         FEBRUARY 28,
                                                            1999               1999
                                                         -----------       ------------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                $   706,161       $   765,160
  Mortgage and notes receivable - current                     24,868            24,317
  Finance receivables, net                                 2,474,765         2,980,159
  Inventories                                                 60,484           106,671
  Other current assets                                       213,681           367,027
                                                         -----------       -----------
Total current assets                                       3,479,959         4,243,334
                                                         -----------       -----------

Property and equipment:
  Property and equipment, at cost                          2,488,929         6,895,428
  Less accumulated depreciation and amortization           1,486,420         2,758,146
                                                         -----------       -----------
                                                           1,002,509         4,137,282
                                                         -----------       -----------

Other assets:
  Real estate held for development and sale                1,473,554         1,473,554
  Mortgage and notes receivable                            3,232,590         3,192,367
  Leasehold costs, net of accumulated amortization
    of $369,274 at May 31, 1999 and $358,889
    at February 28, 1999                                     455,220           465,605
  Technical assistance fees, net of accumulated
    amortization of $98,192 at May 31, 1999 and
    $169,623 at February 28, 1999                             89,308           230,377
  Other                                                      441,924           481,865
                                                         -----------       -----------
Total other assets                                         5,692,596         5,843,768
                                                         -----------       -----------

Total assets                                             $10,175,064       $14,224,384
                                                         ===========       ===========


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                                                                               MAY 31,          FEBRUARY 28,
                                                                                1999                1999
                                                                            ------------        ------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $    641,430        $  1,189,459
  Current portion of notes payable, including $96,779 at May 31, 1999
    and $85,972 at February 28, 1999 payable to related parties                  191,016             291,338
  Due to finance customers                                                     1,073,541           1,460,410
  Income taxes payable                                                             1,403               7,491
  Other current liabilities                                                       19,882              63,671
                                                                            ------------        ------------
Total current liabilities                                                      1,927,272           3,012,369
                                                                            ------------        ------------

Other liabilities:
  Notes payable, including $-0- at May 31, 1999 and $755,511
    at February 28, 1999 payable to related parties                              172,420           3,212,315
  Deferred Income                                                              2,760,624           2,760,624
                                                                            ------------        ------------
Total other liabilities                                                        2,933,044           5,972,939
                                                                            ------------        ------------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,816,462 shares                                   181,646             181,646
  Capital in excess of par value                                               5,826,909           5,826,909
  Unrealized loss on mortgage and notes receivable                              (102,466)           (149,116)
  Accumulated deficit                                                           (591,341)           (620,363)
                                                                            ------------        ------------
  Total stockholders' equity                                                   5,314,748           5,239,076
                                                                            ------------        ------------

Total liabilities and stockholders' equity                                  $ 10,175,064        $ 14,224,384
                                                                            ============        ============


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)




                                                          THREE MONTHS ENDED MAY 31,
                                                            1999                1998
                                                         -----------        -----------
REVENUES
  Restaurant food sales -
    Continuing                                           $ 2,280,711        $ 2,274,949
    Discontinued                                           1,571,965          1,665,969
  Sale of real estate                                           --               40,678
  Rental income                                               25,175             23,911
  Interest from mortgages                                     58,332             59,151
  Income from the purchase of medical receivables            331,302            286,971
                                                         -----------        -----------
  Total income                                             4,267,485          4,351,629
                                                         -----------        -----------

COSTS AND EXPENSES
  Restaurant food sales -
    Continuing                                             2,206,227          2,221,705
    Discontinued                                           1,441,655          1,585,786
  Real estate                                                 86,338            125,067
  Medical receivables                                        295,550            251,562
  Corporate expenses                                         104,262            115,614
  Depreciation and amortization                              125,568            119,159
                                                         -----------        -----------
  Total costs and expenses                                 4,259,600          4,418,893
                                                         -----------        -----------

  Income (loss) from operations                                7,885            (67,264)
                                                         -----------        -----------

Other income (expense):
  Gain on sale of subsidiary                                  96,303               --
  Interest income                                              5,242             11,632
  Interest expense                                           (75,418)           (62,395)
                                                         -----------        -----------
                                                              26,127            (50,763)
                                                         -----------        -----------

Income (loss) before provision for income taxes               34,012           (118,027)

Provision for income taxes                                     4,990              7,103
                                                         -----------        -----------
Net income (loss)                                        $    29,022        $  (125,130)
                                                         ===========        ===========


Basic and diluted earnings (loss) per common share       $      0.02        $     (0.07)
                                                         ===========        ===========

Number of shares used in computation of basic and
  diluted earnings per share                               1,816,462          1,816,462
                                                         ===========        ===========


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                     February 28, 1999 through May 31, 1999
                                  (Unaudited)




                                                         ADDITIONAL       UNREALIZED                            TOTAL
                                          COMMON           PAID-IN          GAINS          (ACCUMULATED      STOCKHOLDERS'
                                          STOCK            CAPITAL         (LOSSES)           DEFICIT)          EQUITY
                                        ----------       ----------       ----------       ------------      -------------
Balance, February 28, 1999              $  181,646       $5,826,909       $ (149,116)       $ (620,363)       $5,239,076
  Change in unrealized loss on
    mortgage and notes receivable             --               --             46,650              --              46,650
  Net income                                  --               --               --              29,022            29,022
                                        ----------       ----------       ----------        ----------        ----------
Balance, May 31, 1999                   $  181,646       $5,826,909       $ (102,466)       $ (591,341)       $5,314,748
                                        ==========       ==========       ==========        ==========        ==========


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                             THREE MONTHS ENDED MAY 31,
                                                               1999              1998
                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $    29,022        $  (125,130)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                             125,568            119,159
     Gain on sale of subsidiary                                (96,303)              --
     Gain on sale of equipment                                  (1,714)              --
     Provision (credit) for bad debts                           (9,234)              --
     Deferred income taxes                                        --                  (91)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                                  --              244,477
        Inventories                                             (5,604)           (17,138)
        Additions to real estate held for
           development and sale                                   --               (3,143)
        Prepaid expenses, miscellaneous receivables
          and other assets                                     112,797             41,940
        Accounts payable, accrued expenses and taxes          (296,484)           (49,085)
       Other current liabilities                               (43,789)            (2,707)
                                                           -----------        -----------
Net cash provided by (used in) operating activities           (185,741)           208,282
                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                      (143,987)           (83,840)
Sale of equipment                                               24,000               --
Finance receivables                                            514,628            (34,089)
Sale of subsidiary, net of cash disposed of                    910,756
Due to finance customers                                      (386,869)          (141,219)
Principal payments on notes receivable                           5,876              5,373
                                                           -----------        -----------
Net cash provided by (used in) investing activities            924,404           (253,775)
                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                           (797,662)          (282,897)
                                                           -----------        -----------
Net cash used in financing activities                         (797,662)          (282,897)
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents           (58,999)          (328,390)
Cash and cash equivalents, beginning of period                 765,160          1,434,893
                                                           -----------        -----------

Cash and cash equivalents, end of period                   $   706,161        $ 1,106,503
                                                           ===========        ===========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                              $    73,789        $    64,976
                                                           ===========        ===========
Income taxes paid                                          $    14,123        $    39,074
                                                           ===========        ===========


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




   1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 1999; results of operations for the three months ended May 31, 1999 and 1998; cash flows for the three months ended May 31, 1999 and 1998; and changes in stockholders' equity for the three months ended May 31, 1999. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999. The consolidated balance sheet at February 28, 1999 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

   Certain prior year amounts were reclassified to conform with the current year presentation.


   2. FINANCE RECEIVABLES, NET


   Net finance receivables consist of the following:

                                                                            MAY 31,           FEBRUARY 28,
                                                                             1999                 1999
                                                                      ---------------------------------------
   Gross finance receivables                                               $2,841,256         $3,409,095
   Allowance for credit losses                                                (76,766)           (86,000)
   Deferred finance income                                                   (289,725)          (342,936)

                                                                      ---------------------------------------
                                                                           $2,474,765         $2,980,159
                                                                      =======================================

                        FRM Nexus, Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                           MAY 31,            FEBRUARY 28,
                                                                            1999                 1999
                                                                    -------------------------------------------
   Land                                                               $           -        $     740,000
   Land improvements                                                         25,506              445,008
   Buildings                                                                      -              826,185
   Restaurant equipment                                                   1,588,849            3,175,213
   Leasehold improvements                                                   507,357            1,213,279
   Computer equipment                                                       158,192              181,669
   Equipment under capital leases                                           191,625              286,174
   Other equipment and furniture                                             17,400               27,900
                                                                    -------------------------------------------
                                                                          2,488,929            6,895,428
   Less accumulated depreciation and amortization                         1,486,420            2,758,146
                                                                    -------------------------------------------
   Property and equipment, net                                        $   1,002,509        $   4,137,282
                                                                    ===========================================


Depreciation expense for the three months ended May 31, 1999 and 1998, which includes amortization under capital leases was $107,386 and $101,110.


4.  NOTES PAYABLE

Notes payable include the following:

                                                                    MAY 31,             FEBRUARY 28,
                                                                      1999                  1999
                                                             ---------------------------------------------
       Mortgage on real estate                                 $           -          $   1,599,043
       Bank--term                                                    175,000                918,057
       Related party credit line                                           -                781,483
       Related party escrow loan                                      96,779                      -
       Related party loans                                                 -                 60,000
       Capital lease obligations                                      91,657                135,187
       Purchase money note                                                 -                  9,883
                                                             ---------------------------------------------
                                                                     363,436              3,503,653
       Less current maturities                                       191,016                291,338
                                                             ---------------------------------------------
       Long-term debt                                          $     172,420          $   3,212,315
                                                             =============================================

                        FRM Nexus, Inc. and Subsidiaries

4.  NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which there was no outstanding balance at May 31, 1999, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and NMC, with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments, when there is an outstanding balance on the credit line, are due for interest and principal in the amount of $9,863 with a final payment of any outstanding balance at the maturity date. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by a second mortgage receivable on the Granby property and the purchased insurance claims receivable of Medical Financial Corp. equal to at least 200% of the principal sum outstanding under the line.

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to loan until March 15, 2000 an investment portfolio valued at $240,000 to the Medical Financial Corp. subsidiary. This investment portfolio is being held in escrow and is used as collateral for the purpose of obtaining loans. All risks and rewards of the investment portfolio pass to the related party. The loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables.

Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two directors, officers and shareholders. The loans were repaid in full during the three months ended May 31, 1999. The interest rate on these loans was at 12% per annum. Both interest and principal were payable on demand.

Interest expense on these related party borrowings was $25,380 and $10,148 for the three months ended May 31, 1999 and May 31, 1998.

                        FRM Nexus, Inc. and Subsidiaries

4.  NOTES PAYABLE (CONTINUED)

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $4,426 and have been capitalized at imputed interest rates of 9.37% to 16.72%.



Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:

                                                 NOTES          CAPITAL LEASE
                                                PAYABLE          OBLIGATIONS          TOTAL
                                           ------------------ ------------------ -----------------
2000 (nine months)                               $146,779       $    39,840            $186,619
2001                                              125,000            38,314             163,314
2002                                                    -            21,055              21,055
2003                                                    -             6,054               6,054
                                           ------------------ ------------------ -----------------
                                                  271,779           105,263             377,042
Amount representing interest                            -            13,606              13,606
                                           ------------------ ------------------ -----------------
Total (a)                                        $271,779         $  91,657            $363,436
                                           ================== ================== =================

(a)--Total capital lease obligations represent present value of minimum lease payments.

                        FRM Nexus, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES

MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the Company's leases for the years ending February 28:

   2000 (nine months)                         $  486,578
   2001                                          656,266
   2002                                          611,000
   2003                                          604,250
   2004                                          530,000
   Thereafter                                  3,920,834
                                              ----------
Total                                         $6,808,928
                                              ==========

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

                        FRM Nexus, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


6. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                                          THREE MONTHS ENDED
                                                                MAY 31,
                                                          1999            1998
                                                    ------------------------------------
    Current:
       Federal                                        $     4,353       $        -
       State                                                4,990            7,194
                                                    ------------------------------------
    Total current                                           9,343            7,194
                                                    ------------------------------------
    Deferred:
       Federal                                             (4,353)               -
       State                                                    -              (91)
                                                    ------------------------------------
    Total deferred                                         (4,353)             (91)
                                                    ------------------------------------

    Total                                             $     4,990       $    7,103
                                                    ====================================

                        FRM Nexus, Inc. and Subsidiaries

7. SALE OF SUBSIDIARY

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operate in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. As a result of this sale, $2,342,555 of debt that was carried on Wendclark was eliminated. The revenues and operating expenses of Wendclark for the three months ended May 31, 1999 and 1998 have been reclassified as discontinued.

8. BUSINESS SEGMENT INFORMATION

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

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) food services, (2) real estate, (3) medical financing and (4) other, which is comprised of corporate overhead. The food services segment operates in West Virginia (discontinued as of May 14, 1999) and the Hudson Valley, NY area. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the three months ended May 31, 1999 and 1998 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                        FRM Nexus, Inc. and Subsidiaries

 8. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                 FOOD             REAL           MEDICAL
                                                SERVICE          ESTATE         FINANCING          OTHER             TOTAL
                                             ------------     ------------     ------------     ------------     ------------
1999
  Total revenue from external customers      $  3,852,676     $     83,507     $    331,302     $       --       $  4,267,485
  Income(loss) from operations                     92,632           (4,442)          23,957         (104,262)           7,885
  Gain on sale of subsidiary                       96,303             --               --               --             96,303
  Interest expense,net                             44,495          (29,632)          55,313             --             70,176
  Income(loss) before provision for taxes         144,440           25,190          (31,356)        (104,262)          34,012
  Total assets                                  1,888,036        5,367,287        2,919,741             --         10,175,064
  Capital expenditures                            105,446             --             38,541             --            143,987
  Depreciation and amortization                   112,162            1,611           11,795             --            125,568


1998
  Total revenue from external customers      $  3,940,918     $    123,740     $    286,971     $       --       $  4,351,629
  Income(loss) from operations                     20,865           (2,633)          30,118         (115,614)         (67,264)
  Interest expense,net                             46,183          (21,927)          26,507             --             50,763
  Income(loss) before provision for taxes         (25,318)          19,294            3,611         (115,614)        (118,027)
  Total assets                                  5,007,240        5,057,200        2,348,511             --         12,412,951
  Capital expenditures                             72,199           11,641             --               --             83,840
  Depreciation and amortization                   112,562            1,306            5,291             --            119,159

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

         All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 1999 and 1998. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1999 10-K.


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


RESULTS OF OPERATIONS

1999 PERIOD COMPARED TO THE 1998 PERIOD

         The Company's revenues decreased by $85,000, or 2%, for the three months ended May 31, 1999 to $4,267,000 from $4,352,000 for the three months ended May 31, 1998. The decrease was a result of decreased revenues in the food service and real estate divisions, offset by an increase in the medical financing division.

         The revenue decrease of $88,000 in the food service division for the three months ended May 31, 1999 was attributable to the sale of the Wendclark subsidiary on May 14, 1999. This subsidiary operated nine restaurants in West Virginia. Prior to the date of sale there was a revenue increase due to the additional revenues that were generated from the seventeenth restaurant that opened in September 1998. Revenues in the real estate division decreased by $40,000 from $124,000 for the three months ended May 31, 1998 to $84,000 for the three months ended May 31, 1999. The decrease in revenue was attributable to the lack of real estate sales in the 1999 period. Revenues increased in the medical financing division by $44,000, or 15%, for the three months ended May 31, 1999 from $287,000 in 1998 to $331,000 in 1999. The growth in revenue was due to the additional revenue earned from the increased amount of medical insurance claims receivable collected as compared to the prior year.

         Costs and expenses decreased $159,000, or 4%, for the three months ended May 31, 1999, to $4,260,000 from $4,419,000 for the three months ended May 31, 1998. The net decrease for the three months ended May 31, 1999 was due to decreases of $159,000 in the food service division, $39,000 in the real estate division and $12,000 in corporate expenses, which were offset by an increase in the medical financing division of $44,000 and $7,000 in depreciation and amortization.

          The decrease in the costs and expenses of the food service division are due to decreases in food and labor costs that are directly related to the decreases in revenues for the three month period ended May 31, 1999 as compared with the same period in the prior year. Prior to the sale of the Wendclark subsidiary on May 14, 1999, there was an increase in costs and expenses due to the opening of the seventeenth restaurant in September 1998. In addition, labor costs were higher for the three months ended May 31, 1999 compared to the same period in 1998 due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods. The decrease in the real estate division is attributable to a reduction in operating costs. The decrease in corporate expenses is primarily due to the reduction and stabilization of new costs in 1999 related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The 17% increase in costs and expenses in the medical financing division in 1999 as compared to the same period in 1998 were attributable to additional expenditures on staff as a result of the increase in volume. The increase in depreciation and amortization is attributable to increased capital expenditures in the medical financing division.

         Interest expense increased by $13,000 from $62,000 in 1998 to $75,000 in 1999. The increase was attributable to additional borrowings to finance the increase in medical claims receivable.

         The gain on sale of subsidiary in 1999 was a result of the sale of the Wendclark subsidiary for $975,000, which had a carrying value of $878,697.

         For the reasons noted above, the Company experienced net income in the amount of $29,000 for the three months ended May 31, 1999 as compared with a net loss of $125,000 for the three months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's three business activities during the three month period ended May 31, 1999 resulted in the use of cash in the amount of $59,000. The Company expects growth of its medical financing division to increase which will result in the continued use of cash. The funds for those needs are expected to be provided for by the $975,000 in proceeds from the sale of the Wendclark subsidiary. Additional funds may be provided from financing activities such as asset-based borrowing on the Company's mortgages and accounts receivable.

          Cash flow provided from the food service division decreased $329,000 from $181,000 in 1998 to cash being used in the amount of $148,000 in 1999. The Company anticipates that seasonal increases in revenues and new menu items will improve cash flow for the remainder of the current fiscal year. The loss of revenues from the Wendclark subsidiary, which operated nine restaurants, will not impact future liquidity due to the insignificant amount of cash flows that were generated from them during the prior two fiscal years. As a result of the sale of Wendclark, $2,342,555 of debt that was carried on their books was eliminated, improving the Company's working capital and debt-equity ratio.

         The real estate division is not expected to be a significant user of cash flow from operations. The Company's real estate assets in Hunter, NY and Brookfield, CT. are owned free and clear of mortgages. Further development of those properties, at any significant cost, is expected to be funded by the sale of condominium units in Hunter or asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds internally and from its financing activities.

         Cash used by operations during the three months ended May 31, 1999 was $186,000 as compared to $208,000 being provided during the same period in the prior year. The decrease in 1999 was due to fluctuations in operating assets and liabilities primarily caused by timing differences and the collection of a rebate due from a soft drink vendor in the food service division in 1998.

          Cash provided by investing activities was $924,000 for the three months ended May 31, 1999 as compared with $254,000 being used in the prior year. The net increase of $1,243,000 was primarily due to the $975,000 proceeds from the sale of the Wendclark subsidiary. In the medical financing division, medical insurance claims receivable decreased by $515,000 during the three months ended May 31, 1999.

          Net cash used in financing activities was $798,000 during the three months ended May 31, 1999 as compared with $283,000 being used in the prior year. The increase in 1999 was primarily due to the repayment of the related party credit line in the amount of $775,000, which used a portion of the proceeds from the sale of the Wendclark subsidiary.

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

STATE OF READINESS

         Food Services Division: This division presently consists of eight Wendy's restaurants. The revenues of this division are received at the restaurants in cash and do not depend on Information Technology (IT) Systems. The in-house computer systems and cash registers from which the operating data from each restaurant is transmitted to the Company's headquarters and to Wendy's International are in compliance with the year 2000. The payment of the employees and creditors of this division will not be affected by the Year 2000 problem.

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

                                                          FRM NEXUS, INC.

                                                          By: /S/ VICTOR BRODSKY
                                                              ------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date: July 14, 1999