Form 10-Q
period 1999-08-31
FRM NEXUS INC
filed 1999-10-15
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: August 31, 1999

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 14, 1999: 1,816,462.

                                 FRM NEXUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999


                                                                        Page No.
                                                                        --------
PART I

         Item 1.  Financial Statements.................................       1

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................      15

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk ..................................................      20

PART II

         Item 6.  Exhibits and reports on form 8-K.....................      20

                        FRM Nexus, Inc. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets - August  31, 1999 (unaudited) and
   February 28, 1999 ..........................................................2
Consolidated Statements of Operations (unaudited) -
   Six months and three months ended August 31, 1999 ..........................4
Consolidated Statement of Stockholders' Equity (unaudited) -
   Six months ended August 31, 1999 ...........................................5
Consolidated Statements of Cash Flows (unaudited) -
   Six months ended August 31, 1999 and 1998...................................6
Notes to Consolidated Financial Statements.....................................7

                        FRM Nexus, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                           AUGUST 31,           FEBRUARY 28,
                                                                              1999                  1999
                                                                         --------------------------------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                                     $1,117,641             $ 765,160
  Mortgage and notes receivable - current                                         23,399                24,317
  Finance receivables, net                                                     2,477,819             2,980,159
  Inventories                                                                     63,324               106,671
  Other current assets                                                           159,651               367,027
                                                                         --------------------------------------
Total current assets                                                           3,841,834             4,243,334
                                                                         --------------------------------------

Property and equipment:
  Property and equipment, at cost                                              2,557,965             6,895,428
  Less accumulated depreciation and amortization                               1,542,907             2,758,146
                                                                         --------------------------------------
                                                                               1,015,058             4,137,282
                                                                         --------------------------------------

Other assets:
  Real estate held for development and sale                                    1,090,381             1,282,443
  Mortgage and notes receivable                                                3,233,866             3,192,367
  Leasehold costs, net of accumulated amortization
    of $379,660 at August 31, 1999 and $358,889
    at February 28, 1999                                                         444,834               465,605
  Technical assistance fees, net of accumulated
    amortization of $101,162 at August 31, 1999 and
    $169,623 at February 28, 1999                                                 86,338               230,377
  Other                                                                          439,742               481,865
                                                                         --------------------------------------
Total other assets                                                             5,295,161             5,652,657
                                                                         --------------------------------------

Total assets                                                                 $10,152,053           $14,033,273
                                                                         ======================================




See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                                                                                       AUGUST 31,            FEBRUARY 28,
                                                                                          1999                  1999
                                                                                    --------------------------------------
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                    $ 689,244           $1,189,459
  Current portion of notes payable, including $-0- at August  31, 1999
    and $85,972 at February 28, 1999 payable to related parties                               94,237              291,338
  Due to finance customers                                                                 1,300,067            1,460,410
  Income taxes payable                                                                         4,039                7,491
  Other current liabilities                                                                   22,492               63,671
                                                                                    --------------------------------------
Total current liabilities                                                                  2,110,079            3,012,369
                                                                                    --------------------------------------

Other liabilities:
  Notes payable, including $-0- at August 31, 1999 and $755,511
    at February 28, 1999 payable to related parties                                          149,132            3,212,315
  Deferred Income                                                                          2,569,513            2,569,513
                                                                                    --------------------------------------
Total other liabilities                                                                    2,718,645            5,781,828
                                                                                    --------------------------------------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,816,462 shares                                               181,646              181,646
  Capital in excess of par value                                                           5,826,909            5,826,909
  Unrealized loss on mortgage and notes receivable                                           (94,616)            (149,116)
  Accumulated deficit                                                                       (590,610)            (620,363)
                                                                                    --------------------------------------
  Total stockholders' equity                                                               5,323,329            5,239,076
                                                                                    --------------------------------------

Total liabilities and stockholders' equity                                              $ 10,152,053         $ 14,033,273
                                                                                    ======================================




See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                   (Unaudited)





                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  AUGUST 31,                          AUGUST 31,
                                                            1999              1998              1999             1998
                                                        --------------------------------    -------------------------------

REVENUES
  Restaurant food sales -
    Continuing                                             $2,944,170       $ 2,678,527        $5,224,881      $ 4,953,476
    Discontinued                                                    -         1,797,341         1,571,965        3,463,310
  Sale of real estate                                         211,000                 -           211,000           40,678
  Rental income                                                27,010            34,419            52,185           58,330
  Interest from mortgages                                      58,198            59,039           116,530          118,190
  Income from the purchase of medical receivables             278,279           240,699           609,581          527,670
                                                        --------------------------------    -------------------------------
  Total income                                              3,518,657         4,810,025         7,786,142        9,161,654
                                                        --------------------------------    -------------------------------

COSTS AND EXPENSES
  Restaurant food sales -
    Continuing                                              2,741,886         2,513,720         4,948,113        4,735,425
    Discontinued                                                    -         1,669,273         1,441,655        3,255,059
  Real estate                                                 278,097            77,336           364,435          202,403
  Medical receivables                                         335,266           255,842           630,816          507,404
  Corporate expenses                                           84,437           127,270           188,699          242,884
  Depreciation and amortization                                69,843           119,359           195,411          238,518
                                                        --------------------------------    -------------------------------
  Total costs and expenses                                  3,509,529         4,762,800         7,769,129        9,181,693
                                                        --------------------------------    -------------------------------

  Income (loss) from operations                                 9,128            47,225            17,013          (20,039)
                                                        --------------------------------    -------------------------------

Other income (expense):
  Gain on sale of subsidiary                                        -                 -            96,303                -
  Interest income                                               7,503             9,659            12,745           21,291
  Interest expense                                             (9,342)          (57,108)          (84,760)        (119,503)
                                                        --------------------------------    -------------------------------
                                                               (1,839)          (47,449)           24,288          (98,212)
                                                        --------------------------------    -------------------------------

Income (loss) before provision for income taxes                 7,289              (224)           41,301         (118,251)

Provision for income taxes                                      6,558            17,677            11,548           24,780
                                                        --------------------------------    -------------------------------
Net income (loss)                                               $ 731         $ (17,901)         $ 29,753       $ (143,031)
                                                        ================================    ===============================


Basic and diluted earnings (loss) per common share             $ 0.00           $ (0.01)           $ 0.02          $ (0.08)
                                                        ================================    ===============================

Number of shares used in computation of basic and
  diluted earnings per share                                1,816,462         1,816,462         1,816,462        1,816,462
                                                        ================================    ===============================






See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                   February 28, 1999 through August 31, 1999
                                  (Unaudited)







                                                          ADDITIONAL         UNREALIZED                              TOTAL
                                          COMMON            PAID-IN             GAINS          (ACCUMULATED      STOCKHOLDERS'
                                          STOCK             CAPITAL           (LOSSES)           DEFICIT)           EQUITY
                                        -----------------------------------------------------------------------------------------
Balance, February 28, 1999                  $ 181,646        $ 5,826,909         $ (149,116)       $ (620,363)       $ 5,239,076
  Change in unrealized loss on
    mortgage and notes receivable                   -                  -             54,500                 -             54,500
  Net income                                        -                  -                  -            29,753             29,753
                                        -----------------------------------------------------------------------------------------
Balance, August 31, 1999                    $ 181,646        $ 5,826,909          $ (94,616)       $ (590,610)       $ 5,323,329
                                        =========================================================================================







See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)





                                                                                     SIX MONTHS ENDED AUGUST 31,
                                                                                     1999                 1998
                                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                      $ 29,753           $ (143,031)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                                      195,411              238,518
     Gain on sale of subsidiary                                                         (96,303)                   -
     Gain on sale of real estate held for
           development and sale                                                          (7,288)                   -
     Gain on sale of equipment                                                           (1,714)                   -
     Provision (credit) for bad debts                                                    (9,234)                   -
     Deferred income taxes                                                                    -                 (184)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                                                              -              244,477
        Inventories                                                                      (8,444)              (3,980)
      Collections from sale of real estate held for
           development and sale                                                         199,350                    -
      Additions to real estate held for
         development and sale                                                                 -              (98,944)
        Prepaid expenses, miscellaneous receivables
          and other assets                                                              169,009               34,415
        Accounts payable, accrued expenses and taxes                                   (246,034)              73,416
       Other current liabilities                                                        (41,179)              (4,943)
                                                                                -------------------------------------
Net cash provided by (used in) operating activities                                     183,327              339,744
                                                                                -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                               (213,023)            (368,966)
Sale of equipment                                                                        24,000                    -
Finance receivables                                                                     511,574             (166,801)
Sale of subsidiary, net of cash disposed of                                             910,756                    -
Due to finance customers                                                               (160,343)             (55,649)
Principal payments on notes receivable                                                   13,919               10,867
                                                                                -------------------------------------
Net cash provided by (used in) investing activities                                   1,086,883             (580,549)
                                                                                -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                                96,779              250,000
Principal payments on notes payable                                                  (1,014,508)            (330,918)
Payment of fractional shares                                                                  -                 (315)
                                                                                -------------------------------------
Net cash used in financing activities                                                  (917,729)             (81,233)
                                                                                -------------------------------------

Net increase (decrease) in cash and cash equivalents                                    352,481             (322,038)
Cash and cash equivalents, beginning of period                                          765,160            1,434,893
                                                                                -------------------------------------

Cash and cash equivalents, end of period                                            $ 1,117,641          $ 1,112,855
                                                                                =====================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                          $ 76,682            $ 117,772
                                                                                =====================================
Income taxes paid                                                                      $ 14,123             $ 39,074
                                                                                =====================================




See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements




1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 1999; results of operations for the six months and three months ended August 31, 1999 and 1998; cash flows for the six months ended August 31, 1999 and 1998; and changes in stockholders' equity for the six months ended August 31, 1999. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999. The consolidated balance sheet at February 28, 1999 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.


2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                                           AUGUST 31,        FEBRUARY 28,
                                                                             1999               1999
                                                                      ---------------------------------------
   Gross finance receivables                                               $2,831,648         $3,409,095
   Allowance for credit losses                                                (76,766)           (86,000)
   Deferred finance income                                                   (277,063)          (342,936)
                                                                      ---------------------------------------
                                                                           $2,477,819         $2,980,159
                                                                      =======================================

                        FRM Nexus, Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                             AUGUST 31, FEBRUARY 28,
                                                                           1999                  1999
                                                                   --------------------------------------------
   Land                                                              $           -         $     740,000
   Land improvements                                                        25,506               445,008
   Buildings                                                                     -               826,185
   Restaurant equipment                                                  1,629,020             3,175,213
   Leasehold improvements                                                  509,056             1,213,279
   Computer equipment                                                      185,159               181,669
   Equipment under capital leases                                          191,625               286,174
   Other equipment and furniture                                            17,599                27,900
                                                                   --------------------------------------------
                                                                         2,557,965             6,895,428
   Less accumulated depreciation and amortization                        1,542,907             2,758,146
                                                                   --------------------------------------------
   Property and equipment, net                                       $   1,015,058         $   4,137,282
                                                                   ============================================


Depreciation expense for the six months ended August 31, 1999 and 1998, which includes amortization under capital leases was $164,073 and $207,313.


4.  NOTES PAYABLE

Notes payable include the following:

                                                                   AUGUST 31,           February 28,
                                                                      1999                  1999
                                                             ---------------------------------------------
       Mortgage on real estate                                 $           -          $   1,599,043
       Bank--term                                                     162,500                918,057
       Related party credit line                                           -                781,483
       Related party escrow loan                                           -                      -
       Related party loans                                                 -                 60,000
       Capital lease obligations                                      80,869                135,187
       Purchase money note                                                 -                  9,883
                                                             ---------------------------------------------
                                                                     243,369              3,503,653
       Less current maturities                                        94,237                291,338
                                                             ---------------------------------------------
       Long-term debt                                          $     149,132          $   3,212,315
                                                             =============================================

                        FRM Nexus, Inc. and Subsidiaries

4.  NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which there was no outstanding balance at August 31, 1999, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and NMC, with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments, when there is an outstanding balance on the credit line, are due for interest and principal in the amount of $9,863 with a final payment of any outstanding balance at the maturity date. There were no commitment fees paid in connection with this line of credit.

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

Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two directors, officers and shareholders. The loans were repaid in full during the three months ended May 31, 1999. The interest rate on these loans was at 12% per annum. Both interest and principal were payable on demand. As of August 31, 1999 the Company has repaid all related party loans.

Interest expense on these related party borrowings was $29,669 and $18,526 for the six months ended August 31, 1999 and August 31, 1998.

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



Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:


                                                 NOTES        CAPITAL LEASE
                                                PAYABLE        OBLIGATIONS          TOTAL
                                           ----------------------------------------------------
2000 (six months)                               $  25,000     $    26,560          $  51,560
2001                                              137,500          38,314            175,814
2002                                                    -          21,055             21,055
2003                                                    -           6,054              6,054
                                           ----------------------------------------------------
                                                  162,500          91,983            254,483
Amount representing interest                            -          11,114             11,114
                                           ====================================================
Total (a)                                       $ 162,500     $    80,869          $ 243,369
                                           ====================================================


(a)--Total capital lease obligations represent present value of minimum lease payments.


5.  COMPREHENSIVE INCOME

Total comprehensive income (loss) was $8,581 and $84,253 for the three and six-months ended August 31, 1999 and $(17,901) and $(143,031) for the three and six-months ended August 31, 1998.

                        FRM Nexus, Inc. and Subsidiaries

6. COMMITMENTS AND CONTINGENCIES

MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the Company's leases for the years ending February 28:

   2000 (six months)                        $    328,136
   2001                                          661,666
   2002                                          611,000
   2003                                          604,250
   2004                                          530,000
   Thereafter                                  3,920,834
                                          ------------------
Total                                       $  6,655,886
                                          ==================



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

                        FRM Nexus, Inc. and Subsidiaries

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


7. INCOME TAXES

The provision (benefit) for income taxes consist of the following:


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  AUGUST 31,                      AUGUST 31,
                                             1999            1998            1999            1998
                                        ----------------------------------------------------------------
    Current:
       Federal                            $       110     $        -      $     4,463      $       -
       State                                    6,558          17,667          11,548         24,871
                                        ----------------------------------------------------------------
    Total current                               6,668          17,667          16,011         24,871
                                        ----------------------------------------------------------------

    Deferred:
       Federal                                   (110)              -          (4,463)             -
       State                                        -               -               -            (91)
                                        ----------------------------------------------------------------
    Total deferred                               (110)              -          (4,353)           (91)
                                        ----------------------------------------------------------------

    Total                                 $     6,558      $   17,677     $    11,548      $  24,780
                                        ================================================================

                        FRM Nexus, Inc. and Subsidiaries

8. SALE OF SUBSIDIARY

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operate in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. As a result of this sale, $2,342,555 of debt that was carried on Wendclark was eliminated. The revenues and operating expenses of Wendclark for the six months ended August 31, 1999 and 1998 are presented separately in the consolidated statement of operations.

9. BUSINESS SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the six months and three months ended August 31, 1999 and 1998 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                        FRM Nexus, Inc. and Subsidiaries

 9. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                               FOOD              REAL            MEDICAL
                                              SERVICE           ESTATE          FINANCING         OTHER            TOTAL
                                            ------------     ------------     ------------     ------------     ------------
 THREE MONTHS ENDED AUGUST 31,

1999
  Total revenue from external customers     $  2,944,170     $    296,208     $    278,279     $       --       $  3,518,657
  Income(loss) from operations                   147,290           16,501          (70,226)         (84,437)           9,128
  Gain on sale of subsidiary                        --               --               --               --               --
  Interest expense, net                           (1,798)         (48,786)          52,423             --              1,839
  Income(loss) before provision for taxes        149,088           65,287         (122,649)         (84,437)           7,289
  Capital expenditures                            40,171             --             28,865             --             69,036
  Depreciation and amortization                   54,994            1,610           13,239             --             69,843

1998
  Total revenue from external customers     $  4,475,868     $     93,458     $    240,699     $       --       $  4,810,025
  Income(loss) from operations                   180,114           14,816          (20,435)        (127,270)          47,225
  Interest expense, net                           41,385          (26,951)          33,015             --             47,449
  Income(loss) before provision for taxes        138,729           41,767          (53,450)        (127,270)            (224)
  Capital expenditures                           285,126             --               --               --            285,126
  Depreciation and amortization                  112,761            1,306            5,292             --            119,359


 SIX MONTHS ENDED AUGUST 31,

1999
  Total revenue from external customers     $  6,796,846     $    379,715     $    609,581     $       --       $  7,786,142
  Income(loss) from operations                   239,922           12,059          (46,269)        (188,699)          17,013
  Gain on sale of subsidiary                      96,303             --               --               --             96,303
  Interest expense, net                           42,697          (78,418)         107,736             --             72,015
  Income(loss) before provision for taxes        293,528           90,477         (154,005)        (188,699)          41,301
  Total assets                                 2,104,398        5,078,430        2,969,225                        10,152,053
  Capital expenditures                           145,617             --             67,406             --            213,023
  Depreciation and amortization                  167,156            3,221           25,034             --            195,411

1998
  Total revenue from external customers     $  8,416,786     $    217,198     $    527,670     $       --       $  9,161,654
  Income(loss) from operations                   200,979           12,183            9,683         (242,884)         (20,039)
  Interest expense, net                           87,568          (48,878)          59,522             --             98,212
  Income(loss) before provision for taxes        113,411           61,061          (49,839)        (242,884)        (118,251)
  Total assets                                 5,197,067        4,921,791        2,492,487                        12,611,345
  Capital expenditures                           357,325           11,641             --               --            368,966
  Depreciation and amortization                  225,323            2,612           10,583             --            238,518

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 1999 and 1998. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1999 10-K.


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



RESULTS OF OPERATIONS

1999 PERIOD COMPARED TO THE 1998 PERIOD

The Company's revenues decreased by $1,291,000, or 27%, for the three months ended August 31, 1999 to $3,519,000 from $4,810,000 for the three months ended August 31, 1998. The decrease was a result of decreased revenues in the food service offset by increases in the real estate and medical financing divisions. Revenues decreased by $1,376,000, or 15%, for the six months ended August 31, 1999 to $7,786,000 from $9,162,000 for the six months ended August 31, 1998. The decrease was a result of decreased revenues in the food service division offset by increases in the real estate and medical financing divisions.

The revenue decrease in the food service division for the six months and three months ended August 31, 1999 of $1,532,000 and $1,620,000 was attributable to the sale of the Wendclark subsidiary on May 14, 1999. This subsidiary operated nine restaurants in West Virginia. The remaining eight restaurants in the food service division had an increase in revenues of $265,000, or 10%, from $2,679,000 for the three months ended August 31, 1998 to $2,944,000 for the three months ended August 31, 1999. For the six months ended August 31, 1999, revenue from the remaining eight restaurants increased by $272,000 to $5,225,000 as compared to $4,953,000 for the same period in 1998. The revenue increase was due to an improved economic climate and additional traffic in the areas that these restaurants operate.

Revenue in the real estate division increased by $203,000 from $93,000 for the three months ended August 31, 1998 to $296,000 for the three months ended August 31, 1999. Revenue in the real estate division for the six months ended August 31, 1999 increased by $163,000 as compared to the same period in 1998. The increase in revenue was attributable to the sale of three condominium units at the Hunter, NY property.

 Growth in revenues in the medical financing division for the three months and six months ended August 31, 1999 was $38,000 and $82,000 as compared to the same periods in 1998. The growth in revenue was due to the additional revenue earned from the increased amount of medical insurance claims receivable collected as compared to the prior year.

Costs and expenses decreased $1,253,000, or 26%, for the three months ended August 31, 1999, to $3,510,000 from $4,763,000 for the three months ended August 31, 1998. Costs and expenses decreased $1,413,000, or 15%, for the six months ended August 31, 1999, to $7,769,000 from $9,182,000 for the six months ended August 31, 1998. The net decrease for the three months ended August 31, 1999 was due to decreases of $1,441,000 in the food service division, $43,000 in corporate expenses and $49,000 in depreciation and amortization, which were offset by increases of $201,000 in the real estate division and $79,000 in the medical financing division. The net decrease for the six months ended August 31, 1999 was due to decreases of $1,601,000 in the food service division, $54,000 in corporate expenses and $43,000 in depreciation and amortization, which were offset by increases of $162,000 in the real estate division and $123,000 in the medical financing division.

The decrease in the costs and expenses of the food service division are due to the sale of the Wendclark subsidiary on May 14, 1999. Costs and expenses from the remaining eight restaurants increased by $228,000 for the three months ended August 31, 1999 to $2,742,000 as compared to $2,514,000 for the three months ended August 31, 1998. The remaining eight restaurants had an increase in costs and expenses for the six months ended August 31, 1999 of $213,000 from $4,735,000 in 1998 to $4,948,000 in 1999. Increases in food and labor costs are directly related to the increases in revenues for the three months and six months ended August 31, 1999 as compared with the same periods in the prior year. In addition, labor costs were higher for the six months ended August 31, 1999 compared to the same period in 1998 due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods.

The increase in costs and expenses in the real estate division is attributable to the cost of sales of three condominiums units. The increase in costs and expenses in the medical financing division in 1999 as compared to the same periods in 1998 were attributable to additional expenditures on staff needed to properly service the existing and projected client base. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees.

The decrease in corporate expenses is primarily due to the reduction and stabilization of new costs in 1999 related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The net decrease in depreciation and amortization is attributable to the sale of the Wendclark subsidiary on May 14, 1999, offset by additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense decreased by $48,000 from $57,000 for the three months ended August 31, 1998 to $9,000 for the same period in 1999. Interest expense for the six months ended August 31, 1999 was $85,000, a decrease of $35,000 from $120,000 in 1998. The decrease was attributable to the debt that was included in the Wendclark subsidiary. A portion of the proceeds from the sale of the Wendclark subsidiary were used to repay amounts that had been borrowed to finance the purchase of medical claims receivable.

The gain on sale of subsidiary in 1999 was a result of the sale of the Wendclark subsidiary for $975,000, which had a carrying value of $878,697.

For the reasons noted above, the Company experienced net income in the amount of $1,000 for the three months ended August 31, 1999 as compared with a net loss of $18,000 for the three months ended August 31, 1998. The net income of the six months ended August 31, 1999 was $30,000 as compared to a net loss of $143,000 for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's three business activities during the six month period ended August 31, 1999 resulted in the increase of cash in the amount of $352,000. The Company expects growth of its medical financing division to increase which will result in the use of cash. The funds for those needs are expected to be provided for by the $785,000 credit line that was repaid from the proceeds of the sale of the Wendclark subsidiary, the sale of real estate and available cash. Additional funds may be provided from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable.

Cash flow provided from the food service division increased $8,000 from $359,000 in 1998 to $367,000 in 1999. The Company anticipates that the seasonal increases in traffic will continue, maintaining a positive cash flow for the remainder of the current fiscal year. The loss of revenues from the Wendclark subsidiary, which operated nine restaurants, will not impact future liquidity due to the insignificant amount of cash flows that were generated from them during the prior two fiscal years. As a result of the sale of Wendclark, $2,342,555 of debt was eliminated, improving the Company's working capital and debt-equity ratio.

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

Cash provided by operations during the six months ended August 31, 1999 was $183,000 as compared to $340,000 during the same period in the prior year. The decrease in 1999 was due to fluctuations in operating assets and liabilities primarily caused by timing differences and the collection of a rebate due from a soft drink vendor in the food service division in 1998.

Cash provided by investing activities was $1,087,000 for the six months ended August 31, 1999 as compared with $581,000 being used in the prior year. The net increase of $1,668,000 was primarily due to the $975,000 proceeds from the sale of the Wendclark subsidiary. In the medical financing division, medical insurance claims receivable decreased by $511,000 during the six months ended August 31, 1999.

Net cash used in financing activities was $918,000 during the six months ended August 31, 1999 as compared with $81,000 being used in the prior year. The increase in 1999 was primarily due to the repayment of the related party credit line in the amount of $775,000, which used a portion of the proceeds from the sale of the Wendclark subsidiary.



YEAR 2000 COMPLIANCE

The company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000 problem" and concluded that its own internal mission-critical systems will not be affected by the Year 2000 problem.. That problem is the result of prior computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

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



Date: October 14, 1999