Form 10-Q
period 1999-11-30
FRM NEXUS INC
filed 2000-01-14
CIK 1042017

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1999

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 14, 2000: 1,816,462.

                                 FRM NEXUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                                                                 Page No.
                                                                                 --------
PART I

      Item 1.  Financial Statements..............................................       1

      Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................................      15

      Item 3.  Quantitative and Qualitative Disclosures About
      Market Risk................................................................      20

PART II

      Item 5.  Other Items.......................................................      21

      Item 6.  Exhibits and reports on form 8-K..................................      21

                        FRM Nexus, Inc. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets - November 30, 1999 (unaudited) and February 28, 1999.........2
Consolidated Statements of Operations (unaudited) -
   Nine months and three months ended November 30, 1999 and 1998..........................4
Consolidated Statement of Stockholders' Equity (unaudited) -
   Nine months ended November 30, 1999 ...................................................5
Consolidated Statements of Cash Flows (unaudited) -
   Nine months ended November 30, 1999 and 1998...........................................6
Notes to Consolidated Financial Statements................................................7

                        FRM Nexus, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                               NOVEMBER 30,        FEBRUARY 28,
                                                                   1999                1999
                                                              ---------------------------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash & cash equivalents                                      $   837,580         $   765,160
  Mortgage and notes receivable - current                           26,008              24,317
  Finance receivables, net                                       2,539,567           2,980,159
  Inventories                                                       65,061             106,671
  Other current assets                                             258,589             367,027
                                                              ---------------------------------
Total current assets                                             3,726,805           4,243,334
                                                              ---------------------------------
Property and equipment:
  Property and equipment, at cost                                2,592,046           6,895,428
  Less accumulated depreciation and amortization                 1,600,321           2,758,146
                                                              ---------------------------------
                                                                   991,725           4,137,282
                                                              ---------------------------------
Other assets:
  Real estate held for development and sale                      1,009,712           1,282,443
  Mortgage and notes receivable                                  3,235,292           3,192,367
  Leasehold costs, net of accumulated amortization
    of $390,046 at November 30, 1999 and $358,889
    at February 28, 1999                                           434,448             465,605
  Technical assistance fees, net of accumulated
    amortization of $104,132 at November 30, 1999
    and $169,623 at February 28, 1999                               83,368             230,377
  Accrued interest receivable - related party mortgage             298,650             217,200
  Other                                                            244,769             264,665
                                                              ---------------------------------
Total other assets                                               5,306,239           5,652,657
                                                              ---------------------------------

Total assets                                                   $10,024,769         $14,033,273
                                                              =================================


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                                                                             NOVEMBER 30,          FEBRUARY 28,
                                                                                 1999                  1999
                                                                            ------------------------------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $    617,271          $  1,189,459
  Current portion of notes payable, including $-0- at November 30,
    1999 and $85,972 at February 28, 1999 payable to related parties               90,085               291,338
  Due to finance customers                                                      1,505,704             1,460,410
  Income taxes payable                                                              7,524                 7,491
  Other current liabilities                                                        18,532                63,671
                                                                            ------------------------------------
Total current liabilities                                                       2,239,116             3,012,369
                                                                            ------------------------------------
Other liabilities:
  Notes payable, including $-0- at November 30, 1999 and $755,511
    at February 28, 1999 payable to related parties                               129,703             3,212,315
  Deferred Income                                                               2,569,513             2,569,513
                                                                            ------------------------------------
Total other liabilities                                                         2,699,216             5,781,828
                                                                            ------------------------------------
Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,816,462 shares                                    181,646               181,646
  Capital in excess of par value                                                5,826,909             5,826,909
  Unrealized loss on mortgage and notes receivable                                (86,468)             (149,116)
  Accumulated deficit                                                            (835,650)             (620,363)
                                                                            ------------------------------------
  Total stockholders' equity                                                    5,086,437             5,239,076
                                                                            ------------------------------------

Total liabilities and stockholders' equity                                   $ 10,024,769          $ 14,033,273
                                                                            ====================================


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    NOVEMBER 30,                           NOVEMBER 30,
                                                             1999                1998                1999                1998
                                                        ----------------------------------      ----------------------------------
REVENUES
  Restaurant food sales -
    Continuing                                           $  2,702,854        $  2,482,244        $  7,927,735        $  7,435,720
    Discontinued                                                    -           1,835,403           1,571,965           5,298,713
  Sale of real estate                                          85,000                   -             296,000              40,678
  Rental income                                                33,154              33,629              85,339              91,959
  Interest from mortgages                                      58,062              58,826             174,592             177,016
  Income from the purchase of medical receivables             197,932             238,298             807,513             765,968
                                                        ----------------------------------      ----------------------------------
  Total income                                              3,077,002           4,648,400          10,863,144          13,810,054
                                                        ----------------------------------      ----------------------------------
COSTS AND EXPENSES
  Restaurant food sales -
    Continuing                                              2,589,233           2,385,681           7,537,346           7,121,106
    Discontinued                                                    -           1,727,122           1,441,655           4,982,181
  Real estate                                                 153,857              84,548             518,292             286,951
  Medical receivables                                         357,586             246,663             988,402             754,067
  Corporate expenses                                          146,961              88,720             335,660             331,604
  Depreciation and amortization                                70,770             125,491             266,181             364,009
                                                        ----------------------------------      ----------------------------------
  Total costs and expenses                                  3,318,407           4,658,225          11,087,536          13,839,918
                                                        ----------------------------------      ----------------------------------

  Income (loss) from operations                              (241,405)             (9,825)           (224,392)            (29,864)
                                                        ----------------------------------      ----------------------------------
Other income (expense):
  Gain on sale of subsidiary                                        -                   -              96,303                   -
  Interest income                                              10,378               7,216              23,123              28,507
  Interest expense                                            (10,338)            (70,774)            (95,098)           (190,277)
                                                        ----------------------------------      ----------------------------------
                                                                   40             (63,558)             24,328            (161,770)
                                                        ----------------------------------      ----------------------------------

Income (loss) before provision for income taxes              (241,365)            (73,383)           (200,064)           (191,634)

Provision for income taxes                                      3,675              (8,963)             15,223              15,817
                                                        ----------------------------------      ----------------------------------
Net income (loss)                                        $   (245,040)       $    (64,420)       $   (215,287)       $   (207,451)
                                                        ==================================      ==================================

Basic and diluted earnings (loss) per common share       $      (0.13)       $      (0.04)       $      (0.12)       $      (0.11)
                                                        ==================================      ==================================

Number of shares used in computation of basic and
  diluted earnings per share                                1,816,462           1,816,462           1,816,462           1,816,462
                                                        ==================================      ==================================


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                  February 28, 1999 through November 30, 1999
                                  (Unaudited)

                                                           ADDITIONAL        UNREALIZED                             TOTAL
                                          COMMON            PAID-IN            GAINS           (ACCUMULATED      STOCKHOLDERS'
                                          STOCK             CAPITAL           (LOSSES)           DEFICIT)           EQUITY
                                       ----------------------------------------------------------------------------------------
Balance, February 28, 1999              $   181,646       $ 5,826,909       $  (149,116)       $  (620,363)       $ 5,239,076
  Change in unrealized loss on
    mortgage and notes receivable                 -                 -            62,648                  -             62,648
  Net income (loss)                               -                 -                 -           (215,287)          (215,287)
                                       ----------------------------------------------------------------------------------------
Balance, November 30, 1999              $   181,646       $ 5,826,909       $   (86,468)       $  (835,650)       $ 5,086,437
                                       ========================================================================================


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           NINE MONTHS ENDED NOVEMBER 30,
                                                                1999               1998
                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $  (215,287)       $  (207,451)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                             266,181            364,009
     Gain on sale of subsidiary                                (96,303)                 -
     Gain on sale of real estate held for
           development and sale                                 (7,903)                 -
     Gain on sale of equipment                                  (1,714)                 -
     Provision for bad debts                                    21,994                  -
     Deferred income taxes                                           -               (237)
     Changes in operating assets and liabilities:
        Vendor rebate receivable                                     -            244,477
        Inventories                                            (10,181)           (13,338)
      Collections from sale of real estate held for
           development and sale                                280,634                  -
      Additions to real estate held for
         development and sale                                        -           (101,117)
        Prepaid expenses, miscellaneous receivables
          and other assets                                     (33,606)           (76,002)
        Accounts payable, accrued expenses and taxes          (314,522)          (124,648)
       Other current liabilities                               (45,139)           123,191
                                                          ---------------------------------
Net cash provided by (used in) operating activities           (155,846)           208,884
                                                          ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                      (247,104)          (907,006)
Sale of equipment                                               24,000                  -
Finance receivables                                            418,598           (666,894)
Sale of subsidiary, net of cash disposed of                    910,756                  -
Due to finance customers                                        45,294            216,093
Principal payments on notes receivable                          18,032             16,444
                                                          ---------------------------------
Net cash provided by (used in) investing activities          1,169,576         (1,341,363)
                                                          ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                       96,779            950,000
Principal payments on notes payable                         (1,038,089)          (391,685)
Payment of fractional shares                                         -               (315)
                                                          ---------------------------------
Net cash provided by (used in) financing activities           (941,310)           558,000
                                                          ---------------------------------

Net increase (decrease) in cash and cash equivalents            72,420           (574,479)
Cash and cash equivalents, beginning of period                 765,160          1,434,893
                                                          ---------------------------------

Cash and cash equivalents, end of period                   $   837,580        $   860,414
                                                          =================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                              $    85,825        $   186,211
                                                          =================================
Income taxes paid                                          $    14,123        $    39,074
                                                          =================================


See notes to interim consolidated financial statements.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 1999; results of operations for the nine months and three months ended November 30, 1999 and 1998; cash flows for the nine months ended November 30, 1999 and 1998; and changes in stockholders' equity for the nine months ended November 30, 1999. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 1999. The consolidated balance sheet at February 28, 1999 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                            NOVEMBER 30,      FEBRUARY 28,
                                               1999               1999
                                       ---------------------------------------
    Gross finance receivables               $2,937,301         $3,409,095
    Allowance for credit losses               (107,994)           (86,000)
    Deferred finance income                   (289,740)          (342,936)
                                       ---------------------------------------
                                            $2,539,567         $2,980,159
                                       =======================================

                        FRM Nexus, Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            NOVEMBER 30,           FEBRUARY 28,
                                                                1999                  1999
                                                         --------------------------------------------
    Land                                                   $           -         $     740,000
    Land improvements                                             25,506               445,008
    Buildings                                                          -               826,185
    Restaurant equipment                                       1,645,439             3,175,213
    Leasehold improvements                                       509,056             1,213,279
    Computer equipment                                           196,532               181,669
    Equipment under capital leases                               191,625               286,174
    Other equipment and furniture                                 23,888                27,900
                                                         --------------------------------------------
                                                               2,592,046             6,895,428
    Less accumulated depreciation and amortization             1,600,321             2,758,146
                                                         --------------------------------------------
    Property and equipment, net                            $     991,725         $   4,137,282
                                                         ============================================

Depreciation expense for the nine months ended November 30, 1999 and 1998, which includes amortization under capital leases was $221,487 and $309,621.

4. NOTES PAYABLE

Notes payable include the following:

                                                                  NOVEMBER 30,          FEBRUARY 28,
                                                                      1999                  1999
                                                             ---------------------------------------------
        Mortgage on real estate                                $           -          $   1,599,043
        Bank--term                                                   150,000                918,057
        Related party credit line                                          -                781,483
        Related party escrow loan                                          -                      -
        Related party loans                                                -                 60,000
        Capital lease obligations                                     69,788                135,187
        Purchase money note                                                -                  9,883
                                                             ---------------------------------------------
                                                                     219,788              3,503,653
        Less current maturities                                       90,085                291,338
                                                             ---------------------------------------------
        Long-term debt                                         $     129,703          $   3,212,315
                                                             =============================================

                        FRM Nexus, Inc. and Subsidiaries

4. NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which there was no outstanding balance at November 30, 1999, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and NMC, with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments, when there is an outstanding balance on the credit line, are due for interest and principal in the amount of $9,863 with a final payment of any outstanding balance at the maturity date. There were no commitment fees paid in connection with this line of credit.

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

Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two directors, officers and shareholders. The loans were repaid in full during the three months ended May 31, 1999. The interest rate on these loans was at 12% per annum. Both interest and principal were payable on demand. As of November 30, 1999 there were no related party loans outstanding.

Interest expense on these related party borrowings was $33,738 and $32,068 for the nine months ended November 30, 1999 and 1998.

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

Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:

                                    NOTES        CAPITAL LEASE
                                   PAYABLE        OBLIGATIONS      TOTAL
                                --------------------------------------------
2000 (three months)                $ 12,500       $ 15,097       $ 27,597
2001                                137,500         38,314        175,814
2002                                      -         21,055         21,055
2003                                      -          6,054          6,054
                                --------------------------------------------
                                    150,000         80,520        230,520
Amount representing interest              -         10,732         10,732
                                --------------------------------------------
Total (a)                          $150,000       $ 69,788       $219,788
                                ============================================


(a)--Total capital lease obligations represent present value of minimum lease payments.

5. COMPREHENSIVE INCOME

Total comprehensive income (loss) was $(213,072) and $(152,639) for the three and nine-months ended November 30, 1999 and $(64,420) and $(207,451) for the three and nine-months ended November 30, 1998.

                        FRM Nexus, Inc. and Subsidiaries

6. COMMITMENTS AND CONTINGENCIES

MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the Company's leases for the years ending February 28:

   2000 (three months)                       $  179,311
   2001                                         730,018
   2002                                         622,200
   2003                                         604,250
   2004                                         530,000
   Thereafter                                 3,920,834
                                          ----------------
Total                                        $6,586,613
                                          ================


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

7. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                     NOVEMBER 30,                    NOVEMBER 30,
                                 1999            1998            1999            1998
                            ----------------------------------------------------------------
     Current:
        Federal               $    (4,463)     $        -     $         -      $       -
        State                       3,675          (8,910)         15,223         16,054
                            ----------------------------------------------------------------
     Total current                   (788)         (8,910)         15,223         16,054
                            ----------------------------------------------------------------

     Deferred:
        Federal                     4,463               -               -              -
        State                           -             (53)              -           (237)
                            ----------------------------------------------------------------
     Total deferred                 4,463             (53)              -           (237)
                            ----------------------------------------------------------------

     Total                    $     3,675      $   (8,963)    $    15,223      $  15,817
                            ================================================================

                        FRM Nexus, Inc. and Subsidiaries

8. SALE OF SUBSIDIARY

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operate in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. As a result of this sale, $2,342,555 of debt that was carried on Wendclark was eliminated. The revenues and operating expenses of Wendclark for the nine months ended November 30, 1999 and 1998 are presented separately in the consolidated statement of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the nine months and three months ended November 30, 1999 and 1998 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                        FRM Nexus, Inc. and Subsidiaries

9. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                 FOOD              REAL             MEDICAL
                                                SERVICE           ESTATE           FINANCING            OTHER             TOTAL
                                             ---------------------------------------------------------------------------------------
 THREE MONTHS ENDED NOVEMBER 30,

1999
  Total revenue from external customers       $  2,702,854      $    176,216      $    197,932         $       -      $  3,077,002
  Income(loss) from operations                      58,625            19,909          (172,978)         (146,961)         (241,405)
  Gain on sale of subsidiary                             -                 -                 -                 -                 -
  Interest expense,net                              (1,290)          (51,036)           52,286                 -               (40)
  Income(loss) before provision for taxes           59,915            70,945          (225,264)         (146,961)         (241,365)
  Capital expenditures                              16,419             4,185            12,229             1,248            34,081
  Depreciation and amortization                     54,996             2,312            13,324               138            70,770

1998
  Total revenue from external customers       $  4,317,647      $     92,455      $    238,298         $       -      $  4,648,400
  Income(loss) from operations                      85,950             6,601           (13,656)          (88,720)           (9,825)
  Interest expense,net                              51,183           (24,861)           37,236                 -            63,558
  Income(loss) before provision for taxes           34,767            31,462           (50,892)          (88,720)          (73,383)
  Capital expenditures                             536,795             1,245                 -                 -           538,040
  Depreciation and amortization                    118,894             1,306             5,291                 -           125,491


 NINE MONTHS ENDED NOVEMBER 30,

1999
  Total revenue from external customers       $  9,499,700      $    555,931      $    807,513         $       -      $ 10,863,144
  Income(loss) from operations                     298,547            31,968          (219,247)         (335,660)         (224,392)
  Gain on sale of subsidiary                        96,303                 -                 -                 -            96,303
  Interest expense,net                              41,407          (129,454)          160,022                 -            71,975
  Income(loss) before provision for taxes          353,443           161,422          (379,269)         (335,660)         (200,064)
  Total assets                                   1,875,872         5,129,456         3,019,441                 -        10,024,769
  Capital expenditures                             162,036             4,185            79,635             1,248           247,104
  Depreciation and amortization                    222,152             5,533            38,358               138           266,181

1998
  Total revenue from external customers       $ 12,734,433      $    309,653      $    765,968         $       -      $ 13,810,054
  Income(loss) from operations                     286,929            18,784            (3,973)         (331,604)          (29,864)
  Interest expense,net                             138,751           (73,739)           96,758                 -           161,770
  Income(loss) before provision for taxes          148,178            92,523          (100,731)         (331,604)         (191,634)
  Total assets                                   5,531,367         5,349,829         2,697,832                 -        13,579,028
  Capital expenditures                             894,120            12,886                 -                 -           907,006
  Depreciation and amortization                    344,217             3,918            15,874                 -           364,009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF INTERIM OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate, fast food and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 1999 and 1998. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 1999 10-K.

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

RESULTS OF OPERATIONS

1999 PERIOD COMPARED TO THE 1998 PERIOD

The Company's revenues decreased by $1,571,000, or 34%, for the three months ended November 30, 1999 to $3,077,000. The decrease was a result of decreased revenues in the food service and the medical financing divisions, offset by an increase in the real estate division. Revenues decreased by $2,947,000, or 21%, for the nine month period in 1999 to $10,863,000. The decrease was a result of decreased revenues in the food service division offset by increases in the real estate and medical financing divisions.

The revenue decrease in the food service division for the nine month and three month periods in 1999 of $3,235,000 and $1,615,000 was attributable to the sale of the Wendclark subsidiary on May 14, 1999. This subsidiary operated nine restaurants in West Virginia. The remaining eight restaurants in the food service division had an increase in revenues of $221,000, or 9%, to $2,703,000 for the three month period in 1999. For the nine month period in 1999, revenue from the remaining eight restaurants increased by $492,000 to $7,928,000 as compared to $7,436,000 for the same period in 1998. The revenue increase was due to an improved economic climate and additional traffic related to the growth in population and business in the areas that these restaurants operate.

Revenue in the real estate division increased by $84,000, to $176,000 for the three month period ended in 1999. Revenue in the real estate division for the nine month period ended in 1999 increased by $246,000 as compared to the same period in 1998. The increase in revenue was attributable to the sale of one condominium unit during the three month period and a total of four units during the nine month period in 1999 at the Hunter, NY property.

The $40,000 decrease in revenues in the medical financing division for the three month period ended in 1999 was due to a decrease in medical claims purchased in that period as compared to the 1998 period. The decrease was due to a lesser amount purchased due to the Company's decision to be more selective in the bill purchasing process. Growth in revenues in the medical financing division for the nine month period ended 1999 was $42,000 as compared to the same period in 1998. The growth in revenue was due to the additional revenue earned from the increased amount of medical insurance claims receivable collected as compared to the prior year.

Costs and expenses decreased $1,340,000, or 29%, for the three month period ended in 1999, to $3,318,000 as compared to the same three month period in 1998. Costs and expenses decreased $2,752,000, or 20%, to $11,088,000 for the nine month period ended in 1999 as compared the nine month period ended in 1998. The net decrease for the three month period in 1999 was due to decreases of $1,524,000 in the food service division and $55,000 in depreciation and amortization, which were offset by increases of $69,000 in the real estate division, $111,000 in the medical financing division and $58,000 in corporate expenses. The net decrease for the nine month period ended in1999 was due to decreases of $3,124,000 in the food service division and $98,000 in depreciation and amortization, which were offset by increases of $231,000 in the real estate division, $234,000 in the medical financing division and $4,000 in corporate expenses.

The decrease in the costs and expenses of the food service division are due to the sale of the Wendclark subsidiary on May 14, 1999. Costs and expenses from the remaining eight restaurants increased by $204,000 for the three month period ended in 1999 to $2,589,000 as compared to $2,386,000 for the three month period ended in 1998. The remaining eight restaurants had an increase in costs and expenses of $416,000, to $7,537,000 in for the nine month period ended in 1999. Increases in food and labor costs are directly related to the increases in revenues for the three month and nine month periods ended in 1999 as compared with the same periods in 1998. In addition, labor costs were higher for the nine month period ended in 1999 as compared to the same period in 1998 due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods.

The increase in costs and expenses in the real estate division is attributable to the cost of sales of the condominium unit during the three month period in 1999 and for four units during the nine month period ended in 1999. The costs and expenses in the medical financing division for the three month period ended in 1999 was $358,000, an increase of $111,000 from the same period in 1998. The costs and expenses in the medical financing division for the nine month period ended in 1999 was $988,000, an increase of $234,000 from the same period in 1998. The increase in 1999 was attributable to additional expenditures on staff needed to properly service the existing and projected client base. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees. In addition, the reserve for bad debts was increased by $31,000 during the three month period ended in 1999. While the reserve for bad debts was increased, there have not been any actual bad debts in 1999. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The increase in corporate expenses of $58,000 during the three month period is due to additional professional fees incurred during 1999 as compared to 1998, offset by a re-allocation of a portion of executive compensation from corporate to the medical financing division. The increase in corporate expenses of $4,000 during the nine month period is primarily due the increases, as mentioned for the three month period, offset by the reduction and stabilization of new costs in 1999 related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The net decrease in depreciation and amortization is attributable to the sale of the Wendclark subsidiary on May 14, 1999, offset by additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense decreased by $60,000, to $10,000 for the three month period ended in 1999. Interest expense for the nine month period ended in 1999 was $95,000, a decrease of $95,000 from the same period ended in 1998. The decrease was attributable to the debt that was included in the Wendclark subsidiary. A portion of the proceeds from the sale of the Wendclark subsidiary were used to repay amounts that had been borrowed to finance the purchase of medical claims receivable, the result of which was a further reduction in interest expense.

The gain on sale of subsidiary in 1999 was a result of the sale of the Wendclark subsidiary for $975,000, which had a carrying value of $878,697.

For the reasons noted above, the Company experienced an increase in net loss of $181,000 from a net loss of $64,000 for the three months ended in 1998 to a net loss of $245,000 for the three months ended in 1999. The net loss for the nine months ended November 30, 1999 was $215,000, $8,000 greater than the net loss of $207,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's three business activities during the nine month period ended November 30, 1999 resulted in the increase of cash in the amount of $72,000. The Company expects growth of its medical financing division to increase which will result in the use of cash. The funds for those needs are expected to be provided for by the $785,000 credit line that was repaid from the proceeds of the sale of the Wendclark subsidiary, the continued sale of real estate and available cash. In December 1999, the Company sold its property in Brookfield, Ct for $537,000, resulting in a gain of $43,000. The net proceeds to the company after paying closing costs and a participant was $464,000. Additional funds may be provided from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable. Cash flow provided from the food service division decreased $108,000 from $121,000 in 1998 to $13,000 in 1999. The Company anticipates that the increases in traffic will continue, however, sales for the remainder of the fiscal year should decrease, due to seasonal influences. The long-term sales should be sufficient enough to maintain a positive cash flow for the periods beyond the remainder of the current fiscal year. The loss of revenues from the Wendclark subsidiary, which operated nine restaurants, will not impact future liquidity due to the insignificant amount of cash flows that were generated from them during the prior two fiscal years. As a result of the sale of Wendclark, $2,342,555 of debt was eliminated, improving the Company's working capital and debt-equity ratio.

The real estate division is not expected to be a significant user of cash flow from operations. The Company's remaining real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of condominium units and portions of other property in Hunter or asset-based financing. The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds internally and from its financing activities.

Cash used by operations during the nine months ended November 30, 1999 was $156,000 as compared to $209,000 being provided during the same period in the prior year. The decrease in 1999 was due to fluctuations in operating assets and liabilities primarily caused by timing differences and the collection of a rebate due from a soft drink vendor in the food service division in 1998, offset by the proceeds from the sale of four condominium units.

Cash provided by investing activities was $1,169,000 for the nine months ended November 30, 1999 as compared with $1,341,000 being used in the prior year. The net increase of $2,455,000 was primarily due to the $975,000 proceeds from the sale of the Wendclark subsidiary, and a reduction in the amount of capital expenditures in the food service division, due to the opening of a new restaurant during the 1998 period. In the medical financing division, medical insurance claims receivable decreased by $419,000 during the nine months ended November 30, 1999. The decrease in the medical claims receivable was attributable to a lesser amount of bills purchased due to the Company's decision to be more selective in the bill purchasing process and an increase in collection efficiency as a result of the additional costs and expenses in the medical financing division.

Net cash used in financing activities was $941,000 during the nine months ended November 30, 1999 as compared with $558,000 being provided in the prior year. The $1,499,00 decrease in 1999 was primarily due to the repayment of the related party credit line in the amount of $775,000, and the borrowing in 1998 to finance the opening of a new restaurant in that period.

YEAR 2000 COMPLIANCE

The company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000 problem" and concluded that its own internal mission-critical systems will not be affected by the Year 2000 problem. That problem is the result of prior computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of January 13, 2000, the Company has not experienced any errors or failures related to the Year 2000 problem and all mission-critical systems are functioning properly.

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

Suppliers, Customers and Third Party Providers: The revenues in the Medical Financing Division are received entirely from insurance companies which have been accepted by the Company as responsible and are licensees of the New York State Insurance Department (the "Insurance Department"). In October 1998 the Insurance Department announced that it has stepped up its efforts to ensure that its licensees are properly addressing the Year 2000 problem. In addition to reviewing responses received to its compliance requests, the Insurance Department has conducted on-site investigations and has certified the licensees with which the Company does business is in compliance.

Except for providers of electricity and phone service the Company is not dependent on any single third party provider or group of providers other than said insurance companies.

COSTS

As of January 13, 2000 the Company did not incur any significant additional costs to address its Year 2000 issues. The new in-house computer systems and equipment which the Company has purchased, and continues to purchase, are related to the growth of its business and not to the Year 2000 problem. The new equipment is Year 2000 compliant.

RISKS/CONTINGENCY PLANS

The Company has no control over services, functions and data provided by third party vendors or payors which may affect dealings with its customers. As to the insurance companies which make payment of the receivables purchased by the Company, management is relying on the Insurance Department's assurance that they have become Year 2000 compliant. The company has followed the public statements and reports from the Insurance Department as to the readiness of the companies with which it does business because a sustained interruption in the receipts from several state licensees may adversely impact the ability of the Medical Financing Division to do business. The Company's contingency plans to meet this risk which include obtaining additional financing for the carrying of increased receivables and the prompt enforcement of the statutory periods by which the insurance companies must respond to the requests for payment of the receivables.

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

The Company is not subject to interest rate risk on the fixed interest rate of its long term debt and capital leases in its Food Division in that its interest and principal payments are not affected, nor is the amount due at maturity. However, it is anticipated that the fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.

                           PART II-OTHER INFORMATION


ITEM 5. OTHER INFORMATION

The Company is negotiating to subscribe for 2,000,000 shares of common stock, par value $0.001 per share of GreenShoe.com, Inc., a Delaware corporation organized in 1999 as an internet financial solutions provider ("GreenShoe"). The subscription price is at par value or a total cost to the Company of $2,000. The 2,000,000 shares will represent about 5% of the outstanding capital stock of GreenShoe and will be included in the registration of GreenShoe's shares under the Securities Act of 1933. THE NEGOTIATION IS IN AN EARLY STAGE, THERE ARE NO DEFINITIVE TERMS AGREED UPON, THE PARTIES ARE NOT COMMITTED AND THERE IS NO ASSURANCE THAT A TRANSACTION WITH GREENSHOE WILL BE COMPLETED. The Company will require GreenShoe to register the shares of common stock it may acquire under the Securities Act of 1933 so that they may be distibuted to the Company's shareholders as a dividend on the basis of 1 share of GreenShoe for each 1 share of the Company's outstanding. The transaction is not expected to occur, if at all, before, the Spring of 2000 and THERE IS NO ASSURANCE THAT SUCH A DIVIDEND WILL BE PAID TO THE COMPANY'S SHAREHOLDERS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS.

   27. Financial Data Schedule

b) REPORTS ON FORM 8k.

   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRM NEXUS, INC.

                                    By:  /S/ VICTOR BRODSKY
                                       -----------------------------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: January 14, 2000