Form 10-K405
period 2000-02-29
FRM NEXUS INC
filed 2000-05-25
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 29, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 23, 2000 was $1,318,993.

         The number of shares outstanding of the registrant's Common Stock as of May 23, 2000 was 1,816,462 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 29, 2000.

                                 FRM NEXUS, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000


                                                                                                                       Page No.
                                                                                                                       --------
PART I

         Item 1.  Business ..........................................................................................     1

         Item 2.  Properties.........................................................................................     4

         Item 3.  Legal Proceedings..................................................................................     4

         Item 4.  Submission of Matters to a Vote of Security Holders
                                    and Other Information ...........................................................     4



PART II

         Item 5.  Market for Registrant's Common Equity and Related
                                     Stockholder Matters.............................................................     6

         Item 6.  Selected Financial Data............................................................................     7

         Item 7.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..............................................     8

         Item 7A. Quantitative and Qualitative Disclosures About
                                    Market Risk......................................................................    13

         Item 8.  Financial Statements and Supplementary Data........................................................    13

         Item 9.  Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure..............................................    13



PART III

         Item 10. Directors and Executive Officers of the Registrant.................................................    14

         Item 11. Executive Compensation.............................................................................    14

         Item 12. Security Ownership of Certain Beneficial Owners
                                    and Management...................................................................    14

         Item 13. Certain Relationships and Related Transactions.....................................................    14



PART IV

         Item 14. Exhibits, Financial Statements, Schedules
                                    and Reports on Form 8-K  ........................................................    15

                                     PART I


ITEM 1   BUSINESS

FRM Nexus, Inc. (the "Company" or "Nexus") owns, operates and administers three divisions primarily through wholly owned subsidiary corporations. The FRM in the Company's name stands for the three markets in which Nexus is presently engaged
- Food Services, Real Estate Development and Medical Financing.

THE FOOD SERVICES DIVISION consists of eight restaurants in New York owned by Wendcello Corp., a wholly owned subsidiary of Nexus. Through May 14, 1999, the Food Services Division also consisted of nine restaurants located in West Virginia owned by Wendclark Corp., a wholly owned subsidiary of Nexus. Nexus sold its interest in Wendclark Corp. on May 14, 1999. The restaurants are operated by a management company, in which Nexus has no interest, under franchise agreements with Wendy's International, a public company listed on the New York Stock Exchange. The management agreement provides for the sharing of the operating profits of the restaurants and certain proceeds of the sale or refinancing of the restaurants. Wendcello is actively seeking new locations for development. This division commenced business in 1990.

THE REAL ESTATE DEVELOPMENT DIVISION of the Company presently conducts its operations through PSI Capital Corp and Yolo Capital Corp., wholly owned subsidiaries which own and/or control the fee interests in a variety of parcels of real estate, in which co-investors also have interests. Nexus is presently engaged in the development, for residential or commercial use, of real estate located in the Towns of Goshen and Hunter in New York State.

Goshen, New York This property is to be developed pursuant to a subdivision plan for 165 single family homes in the Village of Goshen, in Orange County, New York, a growing suburban community 90 minutes from Manhattan. The plan was agreed upon in settlement of a lawsuit between the Company and the necessary officials of the Village of Goshen to enforce a previously approved subdivision plan for the property. Participating in the settlement was Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies ("Windemere"), in which Jed Schutz is an officer, director and shareholder. Mr. Schutz, a shareholder of Nexus, was also a director of Nexus until May 1999. Nexus agreed with Windemere on terms that assured Nexus a specified profit on its land, which was sold during fiscal 1996 and 1997. The construction financing is to be provided by Windemere, with Nexus sharing any profits to be realized in the construction and sale of the homes. Windemere and the Company are seeking approval from the Planning Board in the Village of Goshen confirming the sub-division plan to which agreement was obtained when the lawsuit was settled.

Hunter, New York. Nexus controls the fee interest in various properties in Hunter, New York, in which it owns the principal co-investment interest. The properties consist of approximately one hundred undeveloped acres in and around a condominium development known as Hunter Highlands, located adjacent to the Hunter Mountain Ski Bowl. The undeveloped acreage, which Nexus plans to develop, is zoned for single family residences, condominium units and a hotel site. There is already constructed on the property a clubhouse with a restaurant, tennis courts and a swimming pool, as well as a small office building. Nexus owns two built units and two additional lots on which sixteen two and three bedroom units can be built. 175 condominium units owned by unrelated persons have already been purchased from prior sponsors of Hunter Highlands.

Hunter, New York has been depressed economically in recent years, which gave rise to the Company's acquisition of this property through the mortgage foreclosure process. After many delays due to controversy arising out of issues regarding rights of ownership to the property. Nexus was finally free to develop and/or sell its holdings in Hunter. Management sold six of its eight built units during 1999-2000, and plans to sell the remaining 16 unbuilt units left in the condominium plan which are the closest to the slopes of Hunter Mountain. Concurrently it continues to seek buyers and developers for the remainder of the property holdings.

Nexus owns a waste-water treatment plant that currently serves the development. The plant is permitted for the doubling of its capacity. Such capacity to treat wastewater is difficult to obtain within the Catskill Watershed Region due to the environmental controls that are in place to ensure the quality of the water in this region, which supplies the City of New York with drinking water.

Brookfield, Connecticut. In December 1999, Nexus sold its fee interest in two parcels of undeveloped land in Brookfield, Connecticut with a carrying value of $490,000 for approximately $538,000.

THE MEDICAL FINANCING DIVISION of the Company conducts its operations through a wholly-owned subsidiary, Medical Financial Corp. ("MFC"), which commenced business in the fiscal year ended February 28, 1995. MFC provides practice management services including the purchase of insurance claims in return for a negotiated fee, bill coding, collection, bookkeeping, assistance on denied insurance claims and general practice consulting. MFC delivers to its clients specialized services and increased liquidity, which are normally unavailable from traditional lenders.

MFC's services include an organized, efficient collection of the customers' receivables through a legal collection process that is performed by law firms that work closely with MFC's collection department. MFC's management information systems provides detailed reporting on their clients' practices. MFC owns two websites where more information can be obtained on the services that MFC provides (See marketing).

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

The Medical Financing Division markets its services to medical groups through its own employees relying primarily on customer recommendation, direct mail and personal recruiting. Because of the reputation established by MFC, the majority of their clientele are now referrals from their existing clients. In fiscal 2000 MFC developed the websites WWW.MEDICALFINANCIAL.COM as well as WWW.MDHELP.COM where information on MFC's services may be easily obtained.

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

MFC competes indirectly with: (i) financial service companies, including banks, and other lending and factoring companies which provide financial assistance,
(ii) billing companies (iii) Management Service Organizations and (iv) attorneys that provide collection services specifically to medical providers. The Company's services are designed to serve a niche market and in its focus on purchasing and collecting medical insurance claims of certain medical groups, the competition is limited to only a few companies of which it is aware.

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

EMPLOYEES

As of May 10, 2000 the Company had 310 employees in its Wendy's operations, 34 employees at MFC which include 13 practice management employees and three employees in its real estate and parent company operations. None of the Company's employees are represented by a union and Nexus considers its relationship with its employees to be good.

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


ITEM 2   PROPERTIES

The Wendy's restaurants are tenants in the various restaurant-operating leases described in Note nine to the Consolidated Financial Statements herein.

Nexus' lease for its corporate offices in New Rochelle, New York, which also houses MFC's operations, runs to February 28, 2007. All of the space leased by the Company is leased from unaffiliated third parties.

Nexus leases a medical office under two separate leases in Brooklyn, NY, where it provides management services for a medical practice that is also a finance client. These leases expire March 31, 2001 and October 31, 2002.

Nexus leases an MRI facility in Garden City South, NY, where it provides MRI and management services for a radiology practice that is also a finance client. This lease expires February 28, 2005, with a five year renewal option.


ITEM 3   LEGAL PROCEEDINGS

Nexus is not presently a party to any material litigation.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION


None other than the election of directors on July 20, 1999.

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

                                     PART II


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REGISTRATION AND MARKET PRICES OF COMMON STOCK

The Form 10 Registration of the common stock of FRM Nexus, Inc. pursuant to
Section 12(g) of the Securities Exchange Act of 1934 as finally amended on March 12, 1998 and Nexus has been a reporting company, filing annual and quarterly statements with the SEC since the effective date of said registration.

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

FISCAL PERIOD                                                                     COMMON STOCK
-------------                                                              --------------------------
                                                                           HIGH BID           LOW BID
                                                                           --------           -------
1999

3rd    Fiscal Quarter (9/1/98-11/30/98)                                     $ 3.75           $ 0.5625
4th    Fiscal Quarter (12/1/98-2/28/99)                                     $ 1.875          $ 0.875

2000

1st    Fiscal Quarter (3/1-5/31/99)                                         $ 1.375          $ 0.875
2nd    Fiscal Quarter (6/1-8/31/99)                                         $ 1.0625         $ 1.75
3rd    Fiscal Quarter (9/1/99-11/30/99)                                     $ 1.8125         $ 1.75
4th    Fiscal Quarter (12/1/99-2/29/00)                                     $ 1.5625         $ 1.125


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

HOLDERS

As of May 11, 2000, there were approximately 1,100 holders of record of the Company's common stock representing about 2,500 beneficial owners of the Company's shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 FRM NEXUS, INC. AND SUBSIDIARIES

                                                                         Fiscal Year Ended
                                            ------------------------------------------------------------------------------------
                                            February 29,      February 28,      February 28,      February 28,      February 29,
                                               2000              1999              1998              1997              1996
                                            ------------      ------------      ------------      ------------      ------------
Income Statement Data:

Total Revenue                               $ 14,341,243      $ 18,550,300      $ 19,885,949      $ 17,299,472      $ 15,082,650
Costs and expenses                            15,044,615        18,671,765        18,025,358        18,267,540        15,294,370
                                            ------------      ------------      ------------      ------------      ------------

(Loss) income from operations                   (703,372)         (121,465)        1,860,591          (968,068)         (211,720)

Gain on sale of subsidiary                        96,303                --                --                --                --
Interest (expense) net of interest
  income                                         (68,467)         (247,501)         (395,042)         (278,871)           12,996
                                            ------------      ------------      ------------      ------------      ------------

   (Loss) income before provision for
     income taxes and extraordinary
     item                                       (675,536)         (368,966)        1,465,549        (1,246,939)         (198,724)
Provision for income taxes                        16,744            (2,397)          149,132            12,070            28,248
                                            ------------      ------------      ------------      ------------      ------------

(Loss) income before extraordinary item         (692,280)         (366,569)        1,316,417        (1,259,009)         (226,972)
Extraordinary income net of taxes                     --                --            91,674                --                --
                                            ------------      ------------      ------------      ------------      ------------

Net (loss) income                           $   (692,280)     $   (366,569)     $  1,408,091      $ (1,259,009)     $   (226,972)
                                            ============      ============      ============      ============      ============

(Loss) earnings per common share:

(Loss) income before extraordinary item     $      (0.38)     $      (0.20)     $       0.72      $      (0.69)     $      (0.12)
Extraordinary income                                  --                --              0.05                --                --
                                            ------------      ------------      ------------      ------------      ------------

Basic and diluted earnings
   (Loss) income per common share           $      (0.38)     $      (0.20)     $       0.77      $      (0.69)     $      (0.12)
                                            ============      ============      ============      ============      ============


Number of shares used in computation of
   basic and diluted earnings per share        1,816,462         1,816,462         1,816,462         1,816,462         1,816,462
                                            ============      ============      ============      ============      ============


                                                                       As of
                                -----------------------------------------------------------------------------------
                                 February 29,     February 28,      February 28,      February 28,      February 29,
                                    2000              1999              1998              1997            1996
                                -------------     -------------     -------------     -------------     -----------
Balance Sheet Data:

Working Capital                 $   1,374,592     $   1,230,965     $   1,583,888     $   1,412,696     $  (442,940)
                                =============     =============     =============     =============     ===========

Total Assets                    $   9,576,986     $  14,033,273     $  12,822,969     $  13,471,114     $ 9,349,884
                                =============     =============     =============     =============     ===========

Long-term debt                  $      24,655     $   3,212,315     $   2,391,867     $   5,198,530     $   745,925
                                =============     =============     =============     =============     ===========

Common Shareholders' equity     $   4,617,893     $   5,239,076     $   5,592,874     $   4,346,985     $ 5,615,310
                                =============     =============     =============     =============     ===========

Book value per share            $        2.54     $        2.88     $        3.08     $        2.39     $      3.09
                                =============     =============     =============     =============     ===========

Common shares outstanding           1,816,462         1,816,462         1,816,462         1,816,462       1,816,462
                                =============     =============     =============     =============     ===========


(a) Common shares outstanding for all periods have been restated to give effect to a stock dividend declared on May 14, 1998. (b) During the fiscal year ended February 29, 2000, the Company disposed of its interest in Wendclark Corp.

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


RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED FEBRUARY 28, 1999

The Company's revenues decreased by $4,209,000 or 23%, for the year ended February 29, 2000 ("2000") to $14,341,000 from $18,550,000 for the year ended
February 28, 1999 ("1999"). The decrease was a result of decreased revenues in the food service and the medical financing divisions, offset by an increase in the real estate division.

The revenue decrease of $5,034,000 in the food service division for 2000 was attributable to the sale of the Wendclark subsidiary on May 14, 1999. This subsidiary operated nine restaurants in West Virginia. The remaining eight restaurants in the food service division had an increase in revenues of $577,000, or 6%, to $10,486,000. The revenue increase was due to an improved economic climate and additional traffic related to the growth in population and business in the areas that these restaurants operate.

Revenue in the real estate division increased by $834,000, to $1,250,000 in 2000. The increase in revenue was attributable to sales of real estate totaling $941,000, as compared to $41,000 in 1999. The sales in 2000 consisted of six condominium units at the Hunter, NY property for $403,000 and the two parcels of vacant land in Brookfield, CT for $538,000.

The $9,000 net decrease in revenues in the medical financing division in 2000 was due to a decrease in medical claims purchased in that period as compared to 1999. The decrease was due to a lesser amount of bills purchased due to the Company's decision to be more selective in the bill purchasing process. The net decrease was offset by fees in the amount of $20,000 that were generated from the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice.

Costs and expenses decreased $3,627,000, or 19%, for the year ended in 2000, to $15,044,000 as compared to $18,672,000 for the year ended in 1999. The net decrease for 2000 was due to decreases of $4,784,000 in the food service division and $177,000 in depreciation and amortization, which were offset by increases of $818,000 in the real estate division, $478,000 in the medical financing division and $38,000 in corporate expenses.

The decrease in the costs and expenses of the food service division are due to the sale of the Wendclark subsidiary on May 14, 1999. Costs and expenses from the remaining eight restaurants increased by $544,000 in 2000 to $10,063,000 as compared to $9,519,000 in 1999. Increases in food and labor costs are directly related to the increases in revenues in 2000 as compared with 1999. In addition, labor costs were higher in 2000 as compared to 1999, due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods.

The increase of $818,000 in costs and expenses in the real estate division is attributable to cost of sales of the properties that were sold in the amount of $892,000, offset by a decrease in operating expenses of $74,000. The cost of sales of the Hunter property, which was $398,000, and the Brookfield property, which was $494,000, resulted in a total gain of $49,000. The decrease in operating expenses in 2000 was due to a greater amount of professional fees in 1999, which were incurred during the successful litigation regarding ownership rights of the Hunter property. In addition, there was a decrease in operating expenses after the Hunter and Brookfield properties were sold.

The costs and expenses in the medical financing division in 2000 was $1,533,000, an increase of $478,000 from 1999. The greatest component of the increase in 2000 was attributable to additional expenses incurred that were needed to properly service the existing and projected client base. These expenses included an additional $219,000 on staff and related employment costs and $40,000 on occupancy and office costs. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees. In 2000, to provide additional services to finance clients, three new subsidiaries were formed to manage the operations of certain medical practices. These new subsidiaries, also referred to as management companies, incurred approximately $79,000 of start up costs in 2000. In addition, the reserve for bad debts was increased by $126,000 in 2000. The increase in reserves is due to three major insurance companies challenging the corporate structure of a significant client. Management has commenced additional collection procedures to mitigate the effect of this challenge. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The $38,000 increase in corporate expenses in 2000 is primarily due to additional professional fees incurred, offset by the reduction and stabilization of new costs in 1999 related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The net decrease in depreciation and amortization is attributable to the sale of the Wendclark subsidiary on May 14, 1999, offset by additional depreciation as a result of increased capital expenditures in the medical financing division.

The $96,000 gain on sale of subsidiary in 2000 was a result of the sale of the Wendclark subsidiary for $975,000.

Interest expense in 2000 was $104,000, a decrease of $179,000 from $283,000 in 1999. The decrease was attributable to the debt that was eliminated upon the sale of the Wendclark subsidiary. A portion of the proceeds from the sale of the Wendclark subsidiary were used to repay amounts that had been borrowed to finance the purchase of medical claims receivable, the result of which was a further reduction in interest expense.

For the reasons noted above, most notably, the additional costs of the medical financing division, the Company experienced a net loss of $692,000 in 2000, which was $326,000 greater than the net loss of $366,000 in 1999.

YEAR ENDED FEBRUARY 28, 1999 COMPARED TO YEAR ENDED FEBRUARY 28, 1998

The Company's revenues decreased by $1,336,000, or 7%, for the year ended February 28, 1999 ("1999") to $18,550,000 from $19,886,000 for the year ended
February 28, 1998 ("1998"). The decrease was a result of decreased revenues in the real estate division offset by increased revenues in the food service and medical financing divisions.

The revenue increase of $389,000 in the food service division in 1999 was attributable to the additional revenues that were generated from the seventeenth restaurant that opened in September 1998. Revenues in the real estate division decreased by $1,993,000 from $2,409,000 in 1998 to $416,000 in 1999. The decrease was due to the lack of significant sales of real estate in 1999. Revenues increased in the medical financing division by $269,000, or 35%, in 1999 from $773,000 in 1998 to $1,042,000 in 1999. The growth in revenues was due to the increase in the medical insurance claims receivables that were purchased in the current period from existing and new customers.

Costs and expenses increased $647,000 or 4%, in 1999 to $18,672,000 from $18,025,000 in 1998. The net increase in 1999 was due to increases of $590,000 in the food service division, $229,000 in the medical financing division and $231,000 in corporate expenses, which was offset by decreases in the real estate division of $384,000 and $20,000 in depreciation and amortization.

The increases in the costs and expenses of the food service division are due to increases in food and labor costs that are directly related to the increase in revenues in 1999 and additional costs that were incurred in connection with the opening of the seventeenth restaurant in August 1998. In addition, labor costs were higher in 1999 as compared to 1998 due to the hiring of additional managers in restaurants that were previously understaffed during the prior periods. The decrease in the costs and expenses of the real estate division is attributable to the elimination of operating costs on the Granby property on which the sale was recognized in the fourth quarter of fiscal 1998 and the lack of costs on the sales of property in 1999. The 28% increase in costs and expenses in the medical financing division in 1999 as compared to 1998 was due to additional expenditures on staff and systems as a result of the 35% increase in volume in 1999. The increase in corporate expenses from $183,000 in 1998 to $414,000 in 1999 is primarily due to the additional costs related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in the fourth quarter of fiscal 1998. The decrease in depreciation and amortization is attributable to the elimination of depreciation on the Granby property, the sale of which was realized in the fourth quarter of fiscal 1998.

Interest expense decreased by $168,000 from $451,000 in 1998 to $283,000 in 1999. The decrease was a result of a $183,000 decrease in the real estate division offset by an increase of $15,000 in the food service division. The increase in the food service division is due to the additional debt that was used to finance the opening of the seventeenth restaurant in August 1998. The decrease in the real estate division is attributable to the elimination of the use of the financing method of accounting for the Granby property, which was offset by additional borrowings, the proceeds of which were loaned to the medical financial division. The medical financing division incurred $150,000 of interest expense, which was paid to the real estate division on inter-division debt that was used to finance the increase in the purchase of medical claims receivable. All inter-division interest and the related debt have been eliminated on the consolidated financial statements.

The provision for income taxes decreased by $151,000 from $149,000 in 1998 to a credit of $2,000 in 1999. The greater provision for taxes in 1998 was a result of the recognition of gain on the Granby property during that year. In addition, the state tax provision on the subsidiaries which operate in the food service division were less in the current year due to a decrease in taxable income in 1999 as compared to 1998.

For the reasons noted above, most notably being the lack of real estate sales, the Company sustained a net loss in the amount of $367,000 for the year ended February 28, 1999 as compared with net income of $1,408,000 for the year ended February 28, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's three business activities during the year ended February 29, 2000 resulted in an increase of cash in the amount of $155,000, to $920,000 in 2000 from $765,000 in 1999. The Company expects growth of its medical financing division to increase which will result in the continued use of cash. The funds for those needs are expected to be provided by an existing $785,000 credit line, the continued sale of real estate and available cash. Additional funds may be provided from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable.

Cash flow provided from the food service division decreased $297,000, from $178,000 being provided in 1999, to $119,000 being used in 2000. The increase in the amount of cash used was attributable to reducing the balance in accounts payable. The Company anticipates that the increases in traffic will continue, however, they may fluctuate, due to seasonal influences. Repairs and capital expenditures, which are currently being evaluated by management, may effect future cash flows. However, the long-term sales should be sufficient enough to maintain a positive cash flow. The loss of revenues from the Wendclark subsidiary, which operated nine restaurants, will not impact future liquidity due to the insignificant amount of cash flows that were generated from them during the prior two fiscal years. As a result of the sale of Wendclark, $2,342,555 of debt was eliminated, improving the Company's working capital and debt-equity ratio.

The real estate division is not expected to be a significant user of cash flow from operations. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of the remaining condominium units and portions of other property in Hunter or asset-based financing.

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

Cash provided by operations in 2000 was $302,000, as compared to $230,000 being provided in 1999. The $72,000 increase in 2000 was due to proceeds from the sale of real estate, offset by (i) an increase in the net loss for the year, (ii) fluctuations in operating assets and liabilities primarily caused by timing differences and (iii) the collection of a rebate due from a soft drink vendor in the food service division in 1999.

Cash provided by investing activities was $820,000 in 2000 as compared with $1,740,000 being used in 1999. The net increase of $2,560,000 was primarily due to the $975,000 proceeds from the sale of the Wendclark subsidiary and a reduction in the amount of capital expenditures in the food service division, due to the opening of a new restaurant in 1999. In the medical financing division, medical insurance claims receivable decreased by $373,000 in 2000, compared to a $1,210,000 increase in 1999. The decrease in the medical claims receivable was attributable to a lesser amount of bills purchased due to the Company's decision to be more selective in the bill purchasing process and an increase in collection effectiveness as a result of the additional costs and expenses in the medical financing division.

Net cash used in financing activities was $968,000 in 2000 as compared with $841,000 being provided in 1999. The $1,809,000 decrease in 2000 was primarily due to the repayment of the related party credit line in the amount of $775,000, and the borrowing in 1999 to finance the opening of a new restaurant in that period.


YEAR 2000 COMPLIANCE

The company has completed a review of its computer systems and operations to determine the extent to which its systems will be vulnerable to potential errors and failures as a result of the "Year 2000 problem" and concluded that its own internal mission-critical systems will not be affected by the Year 2000 problem. That problem is the result of prior computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As of May 10, 2000, the Company has not experienced any errors or failures related to the Year 2000 problem and all mission-critical systems are functioning properly.

COSTS

As of May 10, 2000, the Company did not incur any significant additional costs to address its Year 2000 issues. The new in-house computer systems and equipment which the Company has purchased, and continues to purchase, are related to the growth of its business and not to the Year 2000 problem. The new equipment is Year 2000 compliant.


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2000. Such information is incorporated herein by reference and made a part hereof.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2000. Such information is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2000. Such information is incorporated herein by reference and made a part hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2000. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)      FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules.............................     F-1
Report of Ernst & Young LLP..........................................................     F-2
Consolidated Balance Sheets - February 29, 2000 and February 28, 1999................     F-3
Consolidated Statements of Operations -
   Years ended February 29, 2000, February 28, 1999 and 1998.........................     F-5
Consolidated Statements of Stockholders' Equity -
   Years ended February 29, 2000, February 28, 1999 and 1998.........................     F-6
Consolidated Statements of Cash Flows -
   Years ended February 29, 2000, February 28, 1999 and 1998.........................     F-7
Notes to Consolidated Financial Statements...........................................     F-9


(2)      FINANCIAL STATEMENT SCHEDULES:

Schedule II     - Valuation and Qualifying Accounts..................................    F-30
Schedule III    - Real Estate and Accumulated Depreciation...........................    F-31
Schedule IV     - Mortgage Loans on Real Estate......................................    F-32

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

Unaudited Selected Quarterly Financial Data..........................................    F-33


(3)      EXHIBITS:

All exhibits are incorporated herein by reference to Form 10 dated June 27, 1997 except that Exhibit 10.04 is incorporated herein by reference to Amendment No. 1 to Form 10 dated September 19, 1997.

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


(b)      REPORTS ON FORMS 8-K

No current Reports on Form 8K were filed by the Company during the quarterly period ended February 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2000.

                                FRM NEXUS, INC.

                                By: /S/ VICTOR BRODSKY
                                     --------------------------------
                                    Victor Brodsky
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2000.


Signature                                                  Title
---------                                                  -----


   /S/ SETH GROSSMAN                              President and Director
---------------------------                       (Principal Executive Officer)
Seth Grossman


   /S/ ALLAN KORNFELD                             Chairman of the Board
---------------------------
Allan Kornfeld


   /S/ LESTER TANNER                              Director
---------------------------
Lester Tanner

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules




Report of Independent Auditors.....................................................................    F- 2

Consolidated Balance Sheets -- February 29, 2000 and February 28, 1999.............................    F- 3
Consolidated Statements of Operations -- Years Ended February 29,
   2000, February 28, 1999 and 1998................................................................    F- 5
Consolidated Statements of Stockholders' Equity --
   Years Ended February 29, 2000, February 28,1999 and 1998........................................    F- 6
Consolidated Statements of Cash Flows -- Years Ended February 29,
   2000, February 28, 1999 and 1998................................................................    F- 7
Notes to Consolidated Financial Statements.........................................................    F- 9

Consolidated Financial Statement Schedules:
   II -- Valuation and Qualifying Accounts.........................................................    F-30
   III -- Real Estate and Accumulated Depreciation.................................................    F-31
   IV -- Mortgage Loans on Real Estate.............................................................    F-32



The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors

The Board of Directors and Shareholders
FRM Nexus, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of FRM Nexus, Inc. and its subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended February 29, 2000. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the three years ended February 29, 2000. These financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRM Nexus, Inc. and its subsidiaries at February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their cash flows for the three years ended February 29, 2000 in conformity with accounting principles generally accepted in the Untied States. Also, in our opinion, the related consolidated financial statement schedules for the three years ended February 29, 2000, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP
New York, New York
May 8, 2000

                        FRM Nexus, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                              FEBRUARY 29,           FEBRUARY 28,
                                                                                 2000                    1999
                                                                              -----------            -----------
ASSETS
Current assets:
   Cash & cash equivalents                                                    $   920,015            $   765,160
   Mortgage and notes receivable - current                                         26,597                 24,317
   Finance receivables, net                                                     2,479,999              2,980,159
   Inventories                                                                     62,360                106,671
   Other current assets                                                           250,546                367,027
                                                                              -----------            -----------
Total current assets                                                            3,739,517              4,243,334
                                                                              -----------            -----------

Property and equipment:
   Property and equipment, at cost                                              2,701,421              6,895,428
   Less accumulated depreciation and amortization                               1,663,799              2,758,146
                                                                              -----------            -----------
                                                                                1,037,622              4,137,282
                                                                              -----------            -----------

Other assets:
   Real estate held for development and sale                                      510,880              1,282,443
   Mortgage and notes receivable                                                3,236,866              3,192,367
   Leasehold costs, net of accumulated amortization of $400,429 in
     2000 and $358,889 in 1999                                                    424,065                465,605
   Technical assistance fees, net of accumulated amortization of
     $107,099 in 2000 and $169,623 in 1999                                         80,401                230,377
   Accrued interest receivable - related party mortgage                           321,150                217,200
   Loans receivable                                                                98,381                   --
   Other                                                                          128,104                264,665
                                                                              -----------            -----------
Total other assets                                                              4,799,847              5,652,657
                                                                              -----------            -----------

Total assets                                                                  $ 9,576,986            $14,033,273
                                                                              ===========            ===========

See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                                                                                 FEBRUARY 29,             FEBRUARY 28,
                                                                                    2000                      1999
                                                                                 ------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                         $    768,080             $  1,189,459
   Current portion of notes payable, including $-0- in 2000 and
     $85,972 in 1999 payable to related parties                                       168,932                  291,338
   Due to finance customers                                                         1,402,546                1,460,410
   Income taxes payable                                                                 5,367                    7,491
   Other current liabilities                                                           20,000                   63,671
                                                                                 ------------             ------------
Total current liabilities                                                           2,364,925                3,012,369
                                                                                 ------------             ------------

Other liabilities:
   Notes payable, including $-0- in 2000 and $755,511 in 1999 payable                  24,655                3,212,315
     to related parties
   Deferred Income                                                                  2,569,513                2,569,513
                                                                                 ------------             ------------
Total other liabilities                                                             2,594,168                5,781,828
                                                                                 ------------             ------------

Commitments and contingencies

Stockholders' equity:
   Common stock - $.10 par value;
     Authorized - 2,000,000 shares;
     Issued and outstanding -  1,816,462 shares                                       181,646                  181,646
   Capital in excess of par value                                                   5,826,909                5,826,909
   Unrealized loss on mortgage and notes receivable                                   (78,019)                (149,116)
   Accumulated deficit                                                             (1,312,643)                (620,363)
                                                                                 ------------             ------------
Total stockholders' equity                                                          4,617,893                5,239,076
                                                                                 ------------             ------------

Total liabilities and stockholders' equity                                       $  9,576,986             $ 14,033,273
                                                                                 ============             ============

See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                           YEAR ENDED
                                                          FEBRUARY 29,            YEAR ENDED FEBRUARY 28,
                                                              2000               1999                 1998
                                                          ------------        ------------        ------------
Revenues:
   Restaurant food sales:
     Continuing                                           $ 10,486,011        $  9,908,728        $  9,798,658
     Discontinued                                            1,571,965           7,183,882           6,905,042
   Sale of real estate                                         941,000              40,678           2,125,696
   Rental income                                               111,264             140,633             115,951
   Interest from mortgages                                     197,864             234,609             167,128
   Income from the purchase of medical receivables           1,033,139           1,041,770             773,474
                                                          ------------        ------------        ------------
   Total income                                             14,341,243          18,550,300          19,885,949
                                                          ------------        ------------        ------------

Costs and expenses:
   Restaurant food sales:
     Continuing                                             10,062,879           9,519,254           9,333,121
     Discontinued                                            1,441,655           6,769,160           6,365,134
   Real estate                                               1,211,711             393,727             777,861
   Medical receivables                                       1,533,127           1,055,439             826,085
   Corporate expenses                                          452,234             414,148             182,729
   Depreciation and amortization                               343,009             520,037             540,428
                                                          ------------        ------------        ------------
   Total costs and expenses                                 15,044,615          18,671,765          18,025,358
                                                          ------------        ------------        ------------

(Loss) income from operations                                 (703,372)           (121,465)          1,860,591
                                                          ------------        ------------        ------------

Other income (expense):
   Gain on sale of subsidiary                                   96,303                --                  --
   Interest income                                              35,267              35,872              56,199
   Interest expense                                           (103,734)           (283,373)           (451,241)
                                                          ------------        ------------        ------------
   Total other income (expense)                                 27,836            (247,501)           (395,042)
                                                          ------------        ------------        ------------

(Loss) income before provision (credit) for income
   taxes and extraordinary item                               (675,536)           (368,966)          1,465,549

Provision (credit) for income taxes                             16,744              (2,397)            149,132
                                                          ------------        ------------        ------------
(Loss) income before extraordinary item                       (692,280)           (366,569)          1,316,417
Extraordinary item, net of applicable taxes of $0                 --                  --                91,674
                                                          ------------        ------------        ------------
Net (loss) income                                         $   (692,280)       $   (366,569)       $  1,408,091
                                                          ============        ============        ============


Basic and diluted (loss) earnings per common share:
   (Loss) income before extraordinary item                $      (0.38)       $      (0.20)       $       0.72
   Extraordinary income                                           --                  --                  0.05
                                                          ============        ============        ============
Basic and diluted (loss) earnings per common share        $      (0.38)       $      (0.20)       $       0.77
                                                          ============        ============        ============

Number of shares used in computation of basic and
   diluted earnings per share                                1,816,462           1,816,462           1,816,462
                                                          ============        ============        ============

See accompanying notes

                        FRM Nexus, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                 ACCUMULATED OTHER
                                                     ADDITIONAL    COMPREHENSIVE                        TOTAL
                                        COMMON         PAID-IN     (LOSS) INCOME     (ACCUMULATED   STOCKHOLDERS'     COMPREHENSIVE
                                        STOCK          CAPITAL                         DEFICIT)         EQUITY        INCOME (LOSS)
                                    -----------------------------------------------------------------------------------------------
Balance, February 28, 1997          $    181,646    $  5,827,224   $         -       $ (1,661,885)  $  4,346,985      $         -
   Unrealized loss on mortgage
     and notes receivable                      -               -       (162,202)                -       (162,202)         (162,202)
   Net income                                  -               -              -         1,408,091      1,408,091         1,408,091
                                                                                                                     --------------
Comprehensive income                           -               -              -                 -              -     $   1,245,889
                                    -----------------------------------------------------------------------------    ==============
Balance, February 28, 1998               181,646       5,827,224       (162,202)         (253,794)     5,592,874     $          -
   Payment of fractional shares                -            (315)             -                 -           (315)               -
   Change in unrealized loss on
     mortgage and notes receivable             -               -         13,086                 -         13,086            13,086
   Net loss                                    -               -              -          (366,569)      (366,569)         (366,569)
                                                                                                                     --------------
Comprehensive income                           -               -              -                 -              -     $    (353,483)
                                    -----------------------------------------------------------------------------    ==============
Balance, February 28, 1999               181,646       5,826,909       (149,116)         (620,363)     5,239,076     $          -
   Change in unrealized loss on
     mortgage and notes receivable             -               -         71,097                 -         71,097            71,097
   Net loss                                    -               -              -          (692,280)      (692,280)         (692,280)
                                                                                                                     --------------
Comprehensive income                           -               -              -                 -              -     $    (621,183)
                                    -----------------------------------------------------------------------------    ==============
Balance, February 29, 2000          $    181,646    $  5,826,909   $    (78,019)     $ (1,312,643)  $  4,617,893
                                    =============================================================================

See accompanying notes

                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                            YEAR ENDED
                                                           FEBRUARY 29,            YEARS ENDED FEBRUARY 28,
                                                               2000                1999                1998
                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $  (692,280)        $  (366,569)        $ 1,408,091

Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
   Depreciation and amortization                                343,009             520,037             540,428
   Gain on sale of subsidiary                                   (96,303)               --                  --
   Gain on sale of real estate held for development
     and sale                                                   (48,621)               --            (1,932,994)
   Gain on sale of equipment                                     (1,714)               --                  --
   Provision for bad debts                                      126,488              13,134              37,034
   Deferred interest expense                                       --                  --                90,919
   Deferred income taxes                                           --               (20,729)             78,153
   Changes in operating assets and liabilities:
   Vendor rebate receivable                                        --               244,477            (244,477)
   Inventories                                                   (7,480)             (9,749)                288
   Collections from sale of real estate held for
     development and sale, net of payment to
     participant                                                845,304                --                  --
   Additions to real estate held for development and
     sale                                                          --               (98,109)            (16,076)
   Prepaid expenses, miscellaneous receivables and
     other assets                                                43,482            (269,452)            (66,488)
   Accounts payable, accrued expenses and taxes                (165,870)            172,576             121,607
   Other current liabilities                                    (43,671)             44,182             (76,040)
                                                            -----------         -----------         -----------
Net cash provided by (used in) operating activities             302,344             229,798             (59,555)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from capital expenditures & intangible
assets                                                         (356,479)         (1,036,681)         (1,044,619)
Proceeds from sale of equipment                                  24,000                --                  --
Finance receivables                                             373,672          (1,210,606)           (543,796)
Sale of subsidiary, net of cash disposed of                     910,756                --                  --
Due to finance customers                                        (57,864)            484,865              17,960
Principal payments on notes receivable                           24,318              22,232             159,717
Loan receivable                                                (100,000)               --                  --
Principal payments on loan receivable                             1,619                --                  --
                                                            -----------         -----------         -----------
Net cash provided by (used in) investing activities             820,022          (1,740,190)         (1,410,738)
                                                            -----------         -----------         -----------

                        FRM Nexus, Inc. and Subsidiaries

                                                            YEAR ENDED
                                                           FEBRUARY 29,            YEARS ENDED FEBRUARY 28,
                                                               2000                1999                1998
                                                            -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                   $    96,779         $ 1,285,100         $   700,000
Principal payments on notes payable                          (1,064,290)           (444,126)           (511,197)
Proceeds of finance obligation                                     --                  --               926,602
Principal payments on finance obligation                           --                  --               (71,438)
Payment of fractional shares                                       --                  (315)               --
                                                            -----------         -----------         -----------
Net cash (used in) provided by financing activities            (967,511)            840,659           1,043,967
                                                            -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents        $   154,855         $  (669,733)        $  (426,326)
Cash and cash equivalents, beginning of period                  765,160           1,434,893           1,861,219
                                                            -----------         -----------         -----------

Cash and cash equivalents, end of period                    $   920,015          $ 765,1600         $ 1,434,893
                                                            ===========          ==========         ===========

Additional cash flow information
Interest paid                                               $   120,935         $   275,176         $   441,403
                                                            ===========         ===========         ===========
Income taxes paid                                           $    19,011         $    39,074         $    61,497
                                                            ===========         ===========         ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                        $      --           $    42,234         $    25,137
                                                            ===========         ===========         ===========
Notes receivable from purchasers of real estate sold        $      --           $      --           $ 1,081,547
                                                            ===========         ===========         ===========

See accompanying notes.

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                February 29, 2000


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION OF THE COMPANY

The consolidated financial statements consist of FRM Nexus, Inc. (the "Company" or "Nexus") and its wholly-owned subsidiaries which include PSI Capital Corp., Medical Financial Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC, PSI Food Services, Inc. which in turn owns all of the outstanding stock of Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). Wendclark was sold May 14, 1999 (see Note 13).

The Company was incorporated in November 1993 under the laws of the State of Delaware as PSI Settlement Corp. (subsequently changed to Nexus) to settle a class action against Programming and Systems, Inc. ("PSI"). Under the settlement, certain assets were transferred to Nexus.

BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in three distinct industries consisting of food services, real estate and medical financing.

The food services companies consist of Wendclark and Wendcello. The food service companies own and operate nine Wendy's fast food restaurants in West Virginia (sold on May 14, 1999) and eight restaurants in the Hudson Valley, New York area. The food service companies' day-to-day operations are managed by management corporations.

The real estate business is conducted by the Company through various subsidiaries. It owns real estate and holds mortgages on real estate parcels in New York and Connecticut which are currently held for development and sale.

The medical financing business is conducted through Medical Financial Corp., which purchases insurance claims receivable of medical practices and provides certain services to those practices. During fiscal 2000, three subsidiaries were formed to provide additional management services to certain medical practices.

                        FRM Nexus, Inc. and Subsidiaries

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Purchase of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. This fee income is deferred and recognized on a pro-rata basis as the related receivables are collected. The deferred fee income is netted against finance receivables (see Note 4). Management fees are billed monthly in amounts that are relative to the expenses and services provided for that month.

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

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES (CONTINUED)

Purchases of Medical Insurance Claims: The Company purchases the net collectible value of medical insurance claims on a limited recourse basis. The recourse basis is limited to the extent any receivables purchased by the Company are disputed and/or referred to arbitration proceedings. Such receivables are deemed to be invalid and are immediately substituted. The Company is still entitled to the collection of its fees from customers regardless of whether or not the underlying accounts receivable are collectible. Performance of these receivables is personally guaranteed by the owner of the practice and principals of the related management companies.

Upon full collection of the advance paid in connection with the purchased medical insurance claims and the related fee, the contracts allow for accounts receivable that are determined to be invalid or remain unpaid for a specified period of time to be returned (charged back) to the customer. The charge back will also reduce the amount due to the customer.

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

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

         Land improvements                                            15 years
         Restaurant equipment and furniture                            7 years
         Computer, medical and transportation equipment                5 years

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION (CONTINUED)

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

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

As of February 29, 2000, the Company had an investment in seven day commercial paper in the amount $400,000.

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 29, 2000, fees earned from four medical providers were 23%, 14%, 13% and 12% of earned fees. For the year ended February 28, 1999, fees earned from four medical providers were 26%, 18%, 12% and 11% of earned fees. For the year ended February 28, 1998, two medical providers generated 46% and 30% of total earned fees. As of February 29, 2000, claims receivable from one insurance company comprised 26% of total finance receivables, As of February 28, 1999, claims receivable from three insurance companies comprised 23%, 13% and 10% of total finance receivables

All note receivables are from the sale of real estate in New York and Connecticut (see Note 3).

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. For the years ended February 29, 2000, February 28 1999 and 1998 advertising expense totaled approximately $705,000, $981,000, and $1,094,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

                                                      2000                             1999
                                         -------------------------------  -------------------------------
                                            CARRYING       ESTIMATED         CARRYING       ESTIMATED
                                             AMOUNT       FAIR VALUE          AMOUNT       FAIR VALUE
                                         ----------------------------------------------------------------
   ASSETS
   Cash and cash equivalents              $    920,015   $    920,015       $   765,160    $   765,160
   Mortgage and notes receivable             3,263,463      3,263,463         3,216,684      3,216,684
   Finance receivables                       2,479,999      2,479,999         2,980,159      2,980,159

   LIABILITIES
   Accounts payable and accrued
      expenses, income taxes payable,
      due to finance customers and
      other current liabilities
                                             2,195,993      2,195,993         2,721,031      2,721,031
   Notes payable                               193,587        193,587         3,503,653      3,503,653

                        FRM Nexus, Inc. and Subsidiaries

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. REAL ESTATE ACTIVITIES

SALE OF REAL ESTATE

GOSHEN, NEW YORK

The Company acquired its property in Goshen, New York through the foreclosure of two mortgages it held. During fiscal years 1997 and 1996, the Company sold all of the 165 lots of the property for $2,499,350. This transaction and the related note receivable was with Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies, in which Jed Schutz is an officer, director and shareholder. Mr. Schutz is also a shareholder of Nexus and was a director of Nexus until May 1999. It is management's opinion that this transaction would be at the same terms had the parties not been related.

The consideration received on this sale did not satisfy the initial investment criteria to use the full accrual method of profit recognition. The sale was accounted for using the installment method, resulting in the deferral of income until the initial and continuing investment criteria is sufficient (see Note 2). The installment method was used since recovery of the cost of the property is reasonably assured if the buyer defaults on the mortgage receivable. A balance of $1,719,513 of deferred profit remains at February 29, 2000 and February 28, 1999.

Interest income from this transaction (principal amount of note receivable is $2,310,000) was $103,950, $138,600 and $138,600 for the years ended February 29,
2000, February 28, 1999 and 1998. The terms of the note call for an annual payment of interest of $30,000. The payment for fiscal 2000 has not been paid, which resulted in the suspension of accruing interest as of November 30, 1999. There is no allowance for loss because the

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

SALE OF REAL ESTATE (CONTINUED)

GOSHEN, NEW YORK (CONTINUED)

market value of the collateral, less costs to sell, is greater than the carrying amounts of the related notes receivable and accrued interest receivable. The balance of accrued interest receivable is as follows:

                                 FEBRUARY 29,        FEBRUARY 28,
                                     2000                1999
                              ------------------  ------------------
Current                         $           -      $       30,000
Long-term                              321,150            217,200
                              ================== ==================
                                $      321,150     $      247,200
                              ================== ==================

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

SALE OF REAL ESTATE (CONTINUED)

GRANBY, CONNECTICUT (CONTINUED)

During fiscal year 1997 and a portion of 1998, the Company used the financing method to report this transaction. The historical cost of the asset remained on the Company's books and was being depreciated. The proceeds of the sale were recorded as a finance obligation at a rate of 8.25%. Rental payments to the buyer-lessor were treated as a reduction in the finance obligation.

In December 1997, the buyer of the property refinanced the first mortgage, eliminating the Company's guarantee. In addition, in January 1998, the Company sold for $120,000 the term of its lease on the property to the buyer and was released of all obligations on its lease through August 31, 2002. The Company has a lease for the period September 1, 2002 through February 28, 2006 which specifies rental payments aggregating $1,482,194, of which the present value was provided for at February 29, 2000 as a reduction of the gain recognized.

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

OTHER REAL ESTATE SALES

The Company sold various other properties, including the property in Brookfield, Connecticut and six condominium units in Hunter, New York, during the three years ended February 29, 2000 for various amounts as part of the operations of the real estate division.

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

MORTGAGES AND NOTES RECEIVABLE

Mortgages and notes receivable, arising from the sale of real estate, consist of the following:

                                                                FEBRUARY 29        FEBRUARY 28
                                                                   2000               1999
                                                             ------------------ ------------------
Goshen, New York (Construction Company)                        $   2,310,000      $   2,310,000
Granby, Connecticut (Real Estate Operator)                         1,031,482          1,055,800
                                                             ------------------ ------------------
                                                                   3,341,482          3,365,800
Less current portion                                                 (26,597)           (24,317)
Less unrealized loss on mortgage and
   notes receivable                                                  (78,019)          (149,116)
                                                             ------------------ ------------------
                                                               $   3,236,866      $   3,192,367
                                                             ================== ==================

These mortgages and notes have various terms for payments of principal and interest and are collateralized by the underlying real estate. These mortgages and notes bear interest ranging from 6% to 9%, and mature as follows:

                    FISCAL YEAR
                    2001                   $     26,597
                    2002                      2,339,093
                    2003                         31,822
                    2004                         34,807
                    2005                         38,072
                    Thereafter                  871,091
                                         ------------------
                                           $  3,341,482
                                         ==================

As of February 29, 2000 and February 28, 1999, except for the Goshen interest payment mentioned above, all notes receivable were performing. There is no allowance for loss because the market value of the collateral, less costs to sell, is greater than the carrying amounts of the related notes receivable.

The Granby note receivable is being used as collateral for a line of credit (see
Note 7).

                        FRM Nexus, Inc. and Subsidiaries

3. REAL ESTATE ACTIVITIES (CONTINUED)

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The following properties are included in real estate held for development and sale:

                                                     FEBRUARY 29        FEBRUARY 28
                                                         2000              1999
                                                  -------------------------------------
        Hunter, New York                            $     655,880      $   1,007,030
        Brookfield, Connecticut                                 -            490,413
                                                  -------------------------------------
                                                          655,880          1,497,443
        Less due to co-investors                         (145,000)          (215,000)
                                                  -------------------------------------
                                                    $     510,880      $   1,282,443
                                                  =====================================

The Hunter property is located at the base of Hunter Mountain in Greene County, New York. This property includes approximately 80 acres of undeveloped land, two remaining condominium units available for sale or rental, two building sites, a hotel site, a clubhouse with a recreational facility, an office building and a sewage treatment plant that serves the development. This property was acquired through foreclosure and was written down to its fair market value.

4. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                     FEBRUARY 29       FEBRUARY 28
                                                        2000              1999
                                                  ------------------------------------
   Gross finance receivables                       $    2,958,825    $    3,409,095
   Allowance for credit losses                           (212,488)          (86,000)
   Deferred finance income                               (266,338)         (342,936)
                                                  ------------------------------------
                                                   $    2,479,999    $    2,980,159
                                                  ====================================

These receivables are collateral for a line of credit (see Note 7).

                        FRM Nexus, Inc. and Subsidiaries

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               FEBRUARY 29       FEBRUARY 28
                                                                  2000              1999
                                                            ------------------------------------
   Land                                                       $           -     $     740,000
   Land improvements                                                 25,506           445,008
   Buildings                                                              -           826,185
   Restaurant equipment                                           1,643,370         3,175,213
   Leasehold improvements                                           575,639         1,213,279
   Computer equipment                                               208,893           181,669
   Medical equipment                                                 32,500                 -
   Equipment under capital leases                                   191,625           286,174
   Other equipment and furniture                                     23,888            27,900
                                                            ------------------------------------
                                                                  2,701,421         6,895,428
   Less accumulated depreciation and amortization                 1,663,799         2,758,146
                                                            ------------------------------------
   Property and equipment, net                                $   1,037,622     $   4,137,282
                                                            ====================================

As of February 29, 2000 and February 28 1999, accumulated amortization of equipment under capital leases was $110,452 and $126,521.

For the years ended February 29, 2000, February 28, 1999 and 1998, depreciation expense, which includes amortization under capital leases was $284,965, $447,520 and $469,016.

6. LOANS RECEIVABLE

In February 2000, one of the Company's subsidiaries entered into a participation agreement to share 50% of the profits of an MRI facility that provides management services to a radiology practice. The participant was already providing these services from this location. In consideration for the 50% interest in this facility, the Company has assumed operating responsibility and agreed to administer the repayment of certain debts of the participant from various sources of funds that are due to the participant. The Company may, in its discretion advance cash to meet the schedule of payments if the source of funds is insufficient to do so. These advances bear interest at the rate of prime plus 2%, with a minimum rate of 12%. The outstanding balance on this loan was $98,381 at February 29,2000.

                        FRM Nexus, Inc. and Subsidiaries

7. NOTES PAYABLE

Notes payable include the following:

                                                     FEBRUARY 29       FEBRUARY 28
                                                        2000              1999
                                                  ------------------------------------
       Mortgage on real estate                      $          -      $   1,599,043
       Bank -- term                                       137,500           918,057
       Related party credit line                                -           781,483
       Related party escrow loan                                -                 -
       Related party loans                                      -            60,000
       Capital lease obligations                           56,087           135,187
       Purchase money note                                      -             9,883
                                                  ------------------------------------
                                                          193,587         3,503,653
       Less current maturities                            168,932           291,338
                                                  ------------------------------------
       Long-term debt                               $      24,655     $   3,212,315
                                                  ====================================

Bank-term: In 1995, the Company borrowed $350,000, which bears interest at the bank's prime rate plus 1% bears and has an outstanding balance of $137,500 at February 29, 2000. The loan is payable in monthly principal payments of $4,167 plus interest. A balloon payment of $100,000 is due on September 29, 2000.

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 2000, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which there was no outstanding balance at February 29, 2000, expires at the earliest of (i) payment in full of the second mortgage receivable from the sale of the Granby property, (ii) February 28, 2001 or (iii) on mutual agreement of the Company and NMC, with final maturity on October 31, 2002. Interest is calculated at a rate of 12% per annum. Monthly payments are due for interest and principal in the amount of $9,863 with a final payment of any outstanding balance at the maturity date. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by a second mortgage receivable in Granby, Connecticut (see Note 3) and the purchased insurance claims receivable of Medical Financial Corp. (see Note 4) equal to at least 200% of the principal sum outstanding under the line.

                        FRM Nexus, Inc. and Subsidiaries

7. NOTES PAYABLE (CONTINUED)

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to loan until March 15, 2001 an investment portfolio, which at the time was valued at $240,000, to the Medical Financial Corp. subsidiary. This investment portfolio is being held in escrow and is used as collateral for the purpose of obtaining margin loans. At February 29, 2000, the value of this portfolio was $309,353. All risks and rewards of the investment portfolio pass to the related party. The margin loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee is payable monthly to the related party, at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of medical receivables. The loan is repaid as payment is received from such receivables and may be re-borrowed at any time until maturity.

Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two individuals, who were both directors, officers and shareholders. These loans were repaid during the year ended February 29, 2000. Interest on these loans was at the rate of 12% per annum.

Interest expense on these related party borrowings for the years ended February 29, 2000 and February 28, 1999 was $36,184 and $52,748.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $4,426 and have been capitalized at imputed interest rates of 8.75% to 16.72%.

                        FRM Nexus, Inc. and Subsidiaries

7. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases at February 29, 2000 are as follows:

                                                                CAPITAL LEASE
                                             NOTES PAYABLE       OBLIGATIONS          TOTAL
                                           ------------------ ------------------ -----------------
2001                                         $    137,500       $     38,314        $   175,814
2002                                                    -             21,055             21,055
2003                                                    -              6,054              6,054
                                           ------------------ ------------------ -----------------
                                                  137,500             65,423            202,923
Amount representing interest                                           9,336              9,336
                                           ------------------ ------------------ -----------------
Total (a)                                    $    137,500       $     56,087       $    193,587
                                           ================== ================== =================

(a) -- Total capital lease obligations represent present value of minimum lease payments.

8. MANAGEMENT AGREEMENTS

The day-to-day operations of Wendcello and Wendclark (sold May 14, 1999) are managed under management agreements with Cello and Clark Management Corps., respectively. The management companies are affiliated with the Company in that certain of its officers and/or directors (none of whom are officers or directors of Nexus) are also officers and/or directors of Wendcello and Wendclark. The management agreements took effect upon the purchase of the restaurants and are to remain in effect as long as Wendcello and Wendclark continue to own the restaurants.

The management agreements provide for a basic fee based on a percentage of pre-tax cash flow, as defined (30% for Wendcello and 40% for Wendclark). The management fees were $80,550 in 2000, $90,500 in 1999 and $136,000 in 1998. The
management agreements further provide for incentive fees equal to 30% for Wendcello and 40% for Wendclark of the pre-tax proceeds of the sale or refinancing of any assets owned or later acquired by Wendcello and Wendclark, less any amounts used to buy replacement assets or to pay off any refinanced obligations. No incentive fees were paid during the three years ended February 29, 2000. The management agreements provide for the management companies to participate with the Company in financing the subsidiaries under certain circumstances.

                        FRM Nexus, Inc. and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

FRANCHISE AGREEMENT COMMITMENTS

The food service subsidiaries are the franchisees for the 8 Wendy's Restaurants it currently owns and operates. The franchise agreements obligate the subsidiaries to pay to Wendy's International a monthly royalty equal to 4% of the gross sales of each restaurant during the month, or $250, whichever is greater.

MINIMUM OPERATING LEASE COMMITMENTS

The remaining food service subsidiary entered into various leases for its restaurants containing clauses relating to real estate taxes, common charges, renewal and percentage rent with certain minimum payments.

Rent expense for all restaurants was as follows:

                                                        YEAR ENDED                YEARS ENDED
                                                        FEBRUARY 29               FEBRUARY 28
                                                           2000               1999             1998
                                                     -----------------------------------------------------
    Base rentals                                       $     613,000     $     861,659    $    763,423
    Contingent rentals                                       255,000           232,305         261,961
                                                     -----------------------------------------------------
    Total                                              $     868,000     $   1,093,964    $  1,025,384
                                                     =====================================================

In December 1997, Nexus signed a lease extension for its executive offices under a three year lease expiring on February 28, 2001.

In October 1999, one of the Company's subsidiaries in the medical financing division signed a lease for premises that will be used to provide management services for medical practices that provide physical therapy and pain treatment.

                        FRM Nexus, Inc. and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

MINIMUM OPERATING LEASE COMMITMENTS (CONTINUED)

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the above operating leases as of February 28:

         Year ending February:
            2001                                     $    725,566
            2002                                          622,200
            2003                                          604,250
            2004                                          530,000
            2005                                          530,000
            Thereafter                                  3,390,834
                                                   ------------------
         Total                                       $  6,402,850
                                                   ==================

There are various commitments and contingencies relating to the sale of real estate (see Note 3).

10. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                        YEAR ENDED                YEARS ENDED
                        FEBRUARY 29               FEBRUARY 28
                            2000            1999             1998
                          -----------------------------------------
    Current:
       Federal            $   --          $   --           $   --
       State                16,744          18,332           70,979
                          -----------------------------------------
    Total current           16,744          18,332           70,979
                          -----------------------------------------

    Deferred:
       Federal                --              --               --
       State                  --           (20,729)          78,153
                          -----------------------------------------
    Total deferred            --           (20,729)          78,153
                          -----------------------------------------
    Total                 $ 16,744        $ (2,397)        $149,132
                          =========================================

Nexus and its subsidiaries file consolidated federal tax returns and individual state tax returns.

                        FRM Nexus, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

Significant components of deferred tax assets (liabilities) were as follows:

                                               YEAR ENDED                YEARS ENDED
                                               FEBRUARY 29               FEBRUARY 28
                                                  2000              1999              1998
                                               ----------------------------------------------
         Tax loss carryforwards                 $ 728,169         $ 558,228         $ 314,773
         Less valuation allowance                (728,169)         (558,228)         (314,773)
                                               ----------------------------------------------
         Deferred tax assets                    $    --           $    --           $    --
                                               ==============================================

         Installment sale of real estate        $    --           $    --           $ (12,656)
         Property, plant and equipment               --                --              (8,073)
                                               ----------------------------------------------

         Deferred tax liabilities               $    --           $    --           $ (20,729)
                                               ==============================================

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                                       FEBRUARY 29            FEBRUARY 28,
                                                           2000            1999           1998
                                                     ------------------------------------------------
                                                           % OF            % OF           % OF
                                                          PRETAX          PRETAX         PRETAX
                                                          INCOME          INCOME         INCOME
                                                     ------------------------------------------------
     Statutory federal income tax expense rate            (34.0)%         (34.0)%          34.0%
     Valuation allowance against NOL
        carryforwards                                      34.0            34.0           (34.0)
     State taxes, less federal tax effect                   2.5             (.6)           10.2
                                                     ------------------------------------------------
                                                            2.5%            (.6)%          10.2%
                                                     ================================================

The Company has net operating loss carryforwards for federal purposes of approximately $2,142,000. These losses will be available for future years, expiring through February 29, 2020. The Company, however, has taken a 100% valuation allowance against federal NOL carryforwards due to a history of operating tax losses and the uncertainty of generating taxable income in the foreseeable future.

11. EXTRAORDINARY ITEM

During fiscal year 1998, the Company realized an extraordinary gain, net of fees of $91,674, as a result of the extinguishment of certain debts. There was no related tax effect since this occurred as a result of a discharge in bankruptcy of a subsidiary of the Company.

                        FRM Nexus, Inc. and Subsidiaries

12. SALE OF SUBSIDIARY

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operate in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. As a result of this sale, $2,342,555 of debt that was carried on Wendclark was assumed by the buyer. The revenues and operating expenses of Wendclark for the three years ended February 29, 2000 are presented separately in the consolidated statement of operations.

A portion of the proceeds from the sale were used on May 14, 1999 to repay the outstanding balance of $775,000 of the related party credit line.

13. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) food services, (2) real estate, (3) medical financing and (4) other, which is comprised of corporate overhead. The food services segment operates in West Virginia (sold as of May 14, 1999) and the Hudson Valley, NY area. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

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

                        FRM Nexus, Inc. and Subsidiaries

13. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                               FOOD             REAL              MEDICAL
                                             SERVICE           ESTATE            FINANCING             OTHER             TOTAL
                                          ---------------------------------------------------------------------------------------
2000
   Total revenue from external
     customers                            $ 12,057,976      $  1,250,128       $  1,033,139       $         --       $ 14,341,243
   Income(loss) from operations                272,159            30,887           (554,184)          (452,234)          (703,372)
   Gain on sale of subsidiary                   96,303                --                 --                 --             96,303
   Interest expense,net                         40,831          (151,228)           178,864                 --             68,467
   Income(loss) before provision for
     taxes and extraordinary items             327,631           182,115           (733,048)          (452,234)          (675,536)
   Total assets                              1,879,794         4,699,627          2,996,317              1,248          9,576,986
   Capital expenditures                        220,013             4,185            131,033                 --            355,231
   Depreciation and amortization               281,283             7,280             54,196                250            343,009

1999
   Total revenue from external
     customers                            $ 17,092,610      $    415,920       $  1,041,770       $         --       $ 18,550,300
   Income(loss) from operations                314,068            16,282            (37,667)          (414,148)          (121,465)
   Gain on sale of subsidiary                       --                --                 --                 --                 --
   Interest expense,net                        202,627          (101,414)           146,288                 --            247,501
   Income(loss) before provision for
     taxes and extraordinary items             111,441           117,696           (183,955)          (414,148)          (368,966)
   Total assets                              5,612,938         5,116,969          3,494,477                 --         14,224,384
   Capital expenditures                        970,494            17,420             91,001                 --          1,078,915
   Depreciation and amortization               490,128             5,911             23,998                 --            520,037

1998
   Total revenue from external
     customers                            $ 16,703,700      $  2,408,775       $    773,474       $         --       $ 19,885,949
   Income(loss) from operations                538,326         1,576,029            (71,035)          (182,729)         1,860,591
   Gain on sale of subsidiary                       --                --                 --                 --                 --
   Interest expense, net                       184,263           140,372             70,407                 --            395,042
   Income(loss) before provision for
     taxes and extraordinary items             354,063         1,435,657           (141,442)          (182,729)         1,465,549
   Total assets                              5,079,084         5,805,306          2,129,690                 --         13,014,080
   Capital expenditures                        425,170           570,653             73,933                 --          1,069,756
   Depreciation and amortization               467,119            54,885             18,424                 --            540,428

                        FRM Nexus, Inc. and Subsidiaries

13. BUSINESS SEGMENT INFORMATION (CONTINUED)

For the year ended February 28, 1998, net sales of the real estate division included $1,932,994 of income due to changing from the financing method to the full accrual method of accounting for the sale of real estate in Granby, Connecticut.

14. SUBSEQUENT EVENTS

In May 2000, the Company borrowed $170,000 on margin against the investment portfolio of the related party escrow loan (see Note 7).

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                                February 29, 2000


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

          COLUMN A               COLUMN B                COLUMN C                COLUMN D    COLUMN E
-------------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                              -------------------------------
                                 BALANCE      CHARGED TO    CHARGED TO OTHER                  BALANCE
                               AT BEGINNING   COSTS AND    ACCOUNTS DESCRIBED                 AT END
         DESCRIPTION            OF PERIOD      EXPENSES                         DEDUCTIONS   OF PERIOD
-------------------------------------------------------------------------------------------------------
FEBRUARY 28, 1998
Allowance for credit losses      $145,218      $      -          $     -         $ 72,352     $ 72,866
                               ========================================================================

FEBRUARY 28, 1999
Allowance for credit losses      $ 72,866      $ 13,134          $     -         $      -     $ 86,000
                               ========================================================================

FEBRUARY 29, 2000
Allowance for credit losses      $ 86,000      $126,488          $     -         $      -     $212,488
                               ========================================================================

                        FRM Nexus, Inc. and Subsidiaries

                   Consolidated Financial Statement Schedules

                          Year ended February 29, 2000


SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

        COLUMN A         COLUMN B          COLUMN C                    COLUMN D                      COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                              COST CAPITALIZED SUBSEQUENT   GROSS AMOUNT AT WHICH CARRIED
                                    INITIAL COST TO COMPANY         TO ACQUISITION               AT CLOSE OF PERIOD
                                    ---------------------------------------------------------------------------------------
                                                 BUILDINGS                                            BUILDINGS
                                                    AND                                                  AND
                          ENCUM-                 IMPROVE-        IMPROVE-      CARRYING               IMPROVE-
      DESCRIPTIONS       BRANCES        LAND       MENTS          MENTS          COST        LAND       MENTS       TOTAL
---------------------------------------------------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter,
  NY                       $ -      $      -     $ 569,179       $  8,246      $  78,455    $    -    $ 655,880   $ 655,880
                         --------------------------------------------------------------------------------------------------
Total                      $ -      $      -     $ 569,179       $  8,246      $  78,455    $    -    $ 655,880   $ 655,880
                         --------------------------------------------------------------------------------------------------

        COLUMN A              COLUMN F       COLUMN G     COLUMN H     COLUMN I
---------------------------------------------------------------------------------
                                                                       LIFE ON
                                                                        WHICH
                                                                     DEPRECIATION
                                                                      IN LATEST
                                                                        INCOME
                            ACCUMULATED      DATE OF        DATE      STATEMENTS
      DESCRIPTIONS          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
---------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter,
  NY                            $    -          -         2/29/96         N/A
                         ----------------
Total                           $    -
                         ================

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

                                          FEBRUARY 29,            February 28,              February 28,
                                             2000                    1999                      1998
                                     ----------------------   ---------------------   -----------------------
Balance at beginning of period                   $1,497,443              $1,399,334                $1,383,258
Additions during period:
  Other acquisitions                 $       -                $      -                $       -
  Improvements, etc.                         -                   2,246                    6,000
  Capitalized carrying costs             3,278        3,278     95,863       98,109      10,076        16,076
                                     ----------------------   ---------------------   -----------------------
                                                  1,500,721               1,497,443                 1,399,334
Deductions during period:
  Cost of real estate sold             844,841                       -                        -
                                     ---------                --------                ---------
                                                    844,841                       -                         -
                                                 ----------              ----------                ----------
Balance at close of period                       $  655,880              $1,497,443                $1,399,334
                                                 ==========              ==========                ==========

The Federal Income Tax Basis of the Hunter property is $945,880.

                                         FRM Nexus, Inc. and Subsidiaries

                                    Consolidated Financial Statement Schedules

                                           Year ended February 29, 2000

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

             COLUMN A            COLUMN B   COLUMN C      COLUMN D        COLUMN E       COLUMN F       COLUMN G        COLUMN H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        PRINCIPAL
                                                                                                                     AMOUNT OF LOANS
                                                                                                                       SUBJECT TO
                                              FINAL       PERIODIC                          FACE       CARRYING        DELINQUENT
                                 INTEREST   MATURITY      PAYMENT           PRIOR        AMOUNT OF     AMOUNT OF      PRINCIPAL OR
           DESCRIPTIONS            RATE       DATE          TERM            LIENS        MORTGAGES     MORTGAGES        INTEREST
------------------------------------------------------------------------------------------------------------------------------------
First Mortgages:
   Unimproved land, Goshen, NY       6%      2/28/02   Interest only to            -   $    500,000   $    485,639     $  500,000
                                                         maturity
   Unimproved land, Goshen, NY       6       2/28/02   None                        -      1,810,000      1,746,342              -
   Office building, Granby, CT       9       3/08/17   9,863 per month    $2,600,000      1,031,482      1,031,482              -
                                                                                       ---------------------------------------------
                                                                                       $  3,341,482   $  3,263,463     $  500,000
                                                                                       =============================================

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

                                                      FEBRUARY 29,                February 28,                February 28,
                                                         2000                        1999                        1998
                                                -------------------------   ------------------------   -------------------------
Balance at beginning of period                               $ 3,216,684                 $ 3,225,830                 $ 2,503,236
Additions during period:
  New mortgage loans                            $      -                    $      -                   $ 1,081,547
                                                ----------                  ----------                 -----------
                                                                       -                           -                   1,081,547
                                                             ------------                -----------                 -----------
                                                               3,216,684                   3,225,830                   3,584,783
Deductions during period:
  Collection of principal                          24,318                      22,232                      159,717
  Change in unrealized loss on mortgage and
   notes receivable                               (71,097)                    (13,086)                     162,202
  Other -- bad debts                                    -                           -                       37,034
                                                ----------                  ----------                 -----------
                                                                 (46,779)                      9,146                     358,953
                                                             ------------                -----------                 -----------
Balance at close of period                                   $ 3,263,463                 $ 3,216,684                 $ 3,225,830
                                                             ============                ===========                 ===========

                        FRM Nexus, Inc. and Subsidiaries

                       Supplemental Financial Information

                   Unaudited Selected Quarterly Financial Data

                                                                       Quarter
                                               ---------------------------------------------------------

                                                  First          Second         Third          Fourth
                                               ------------   ------------   ------------   ------------
Year ended February 29, 2000:

Total revenue                                  $ 4,267,485    $ 3,518,657    $ 3,077,002    $ 3,478,099
                                               ============   ============   ============   ============

Income (loss) from operations                  $     7,885    $     9,128    $  (241,405)   $  (478,980)
                                               ============   ============   ============   ============

Net income (loss)                              $    29,022    $       731    $  (245,040)   $  (476,993)
                                               ============   ============   ============   ============

Basic and diluted earnings (loss)
  per common share                             $      0.02    $      0.00    $     (0.13)   $     (0.26)
                                               ============   ============   ============   ============

Number of shares used in computation
  of basic and diluted earnings per share        1,816,462      1,816,462      1,816,462      1,816,462
                                               ============   ============   ============   ============



Year ended February 28, 1999:

Total revenue                                  $ 4,351,629    $ 4,810,025    $ 4,648,400    $ 4,740,246
                                               ============   ============   ============   ============

Income (loss) from operations                  $   (67,264)   $    47,225    $    (9,825)   $   (91,601)
                                               ============   ============   ============   ============

Net income (loss)                              $  (125,130)   $   (17,901)   $   (64,420)   $  (159,118)
                                               ============   ============   ============   ============

Basic and diluted earnings (loss)
  per common share                             $     (0.07)   $     (0.01)   $     (0.04)   $     (0.08)
                                               ============   ============   ============   ============

Number of shares used in computation
  of basic and diluted earnings per share        1,816,462      1,816,462      1,816,462      1,816,462
                                               ============   ============   ============   ============