Form 10-Q
period 2000-05-31
FRM NEXUS INC
filed 2000-07-14
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended: May 31, 2000

                    [ ] TRANSITION REPORT PURSUANT TO SECTION
                        13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                 FRM NEXUS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                 13-3754422
(State or other jurisdiction of incorporation                (I.R.S.Employer Identification No.)
         or organization)

271 NORTH AVENUE, NEW ROCHELLE, NY                                           10801
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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATEISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 14, 2000: 1,816,462.

                                 FRM NEXUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                                                                                              Page No.

PART I

         Item 1.  Financial Statements.............................................................................2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................................................15

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk..............................................................................................18

PART II

         Item 6.  Exhibits and reports on form 8-K................................................................18

                        FRM Nexus, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets--May 31, 2000 (unaudited) and February 29, 2000..............................3
Consolidated Statements of Operations (unaudited) --Three months ended
May 31, 2000 and 1999....................................................................................5
Consolidated Statement of Stockholders' Equity (unaudited) --
   Three months ended May 31, 2000 ......................................................................6
Consolidated Statements of Cash Flows (unaudited) --
   Three months ended May 31, 2000 and 1999..............................................................7
Notes to Consolidated Financial Statements (unaudited)...................................................8


                         FRM Nexus Inc.and Subsidiaries

                           Consolidated Balance Sheets






                                                                              MAY 31,                    FEBRUARY 29,
                                                                               2000                         2000
                                                                         -----------------------------------------------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                                $              109,844           $            591,408
  Mortgage and notes receivable - current                                                27,201                         26,597
  Finance receivables, net                                                            3,217,053                      2,479,999
  Other current assets                                                                   86,829                        103,994
                                                                         -----------------------------------------------------
Total current assets                                                                  3,440,927                      3,201,998
                                                                         -----------------------------------------------------
Property and equipment:
  Property and equipment, at cost                                                       373,847                        348,575
  Less accumulated depreciation and amortization                                        133,310                        115,794
                                                                         -----------------------------------------------------
                                                                                        240,537                        232,781
                                                                         -----------------------------------------------------
Other assets:
  Real estate held for development and sale                                             510,880                        510,880
  Mortgage and notes receivable                                                       3,229,836                      3,236,866
  Accrued interest receivable - related party mortgage                                  321,150                        321,150
  Loans receivable                                                                      118,241                         98,381
  Other                                                                                 105,797                         95,991
  Net assets of discontinued operations                                               1,181,038                      1,174,892
                                                                         -----------------------------------------------------
Total other assets                                                                    5,466,942                      5,438,160
                                                                         -----------------------------------------------------


Total assets                                                             $            9,148,406           $          8,872,939
                                                                         =====================================================

See notes to interim consolidated financial statements.

                         FRM Nexus Inc.and Subsidiaries

                     Consolidated Balance Sheets (continued)




                                                                                      MAY 31,                 FEBRUARY 29,
                                                                                       2000                       2000
                                                                         -----------------------------------------------------
                                                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                        $                232,336   $           213,683
  Current portion of notes payable, including $270,000 at May 31,
    2000 payable to related parties                                                             289,854                19,282
  Due to finance customers                                                                    1,736,774             1,402,546
  Income taxes payable                                                                              189                 5,367
  Other current liabilities                                                                      20,000                20,000
                                                                         -----------------------------------------------------
Total current liabilities                                                                     2,279,153             1,660,878
                                                                         -----------------------------------------------------
Other liabilities:
  Notes payable                                                                                  19,453                24,655
  Deferred Income                                                                             2,569,513             2,569,513
                                                                         -----------------------------------------------------
Total other liabilities                                                                       2,588,966             2,594,168
                                                                         -----------------------------------------------------

Commitments and contingencies


Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,816,462 shares                                                  181,646               181,646
  Capital in excess of par value                                                              5,826,909             5,826,909
  Unrealized loss on mortgage and notes receivable                                              (78,019)              (78,019)
  Accumulated deficit                                                                        (1,650,249)           (1,312,643)
                                                                         -----------------------------------------------------
  Total stockholders' equity                                                                  4,280,287             4,617,893
                                                                         -----------------------------------------------------


Total liabilities and stockholders' equity                                      $             9,148,406   $         8,872,939
                                                                         =====================================================

See notes to interim consolidated financial statements.

                         FRM Nexus Inc.and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED
                                                                                              MAY 31,

                                                                                    2000                   1999
                                                                          ----------------------------------------------
REVENUES
  Rental income                                                            $          23,410      $           25,175
  Interest from mortgages                                                             22,992                  58,332
  Income from the purchase of medical receivables                                    187,111                 331,302
  Medical management service fees                                                    159,779                       -
                                                                          ----------------------------------------------
  Total income                                                                       393,292                414,809
                                                                          ----------------------------------------------
COSTS AND EXPENSES
  Real estate                                                                         68,724                 86,338
  Medical receivables                                                                345,244                295,550
  Medical management services                                                        203,429                      -
  Corporate expenses                                                                  94,211                104,507
  Depreciation and amortization                                                       17,514                 13,406
                                                                          ----------------------------------------------
  Total costs and expenses                                                           729,122                499,801
                                                                          ----------------------------------------------

Loss from operations                                                                (335,830)               (84,992)
                                                                          ----------------------------------------------
Other income (expense):
  Interest income                                                                      3,003                  1,090
  Interest expense                                                                    (6,596)               (26,771)
                                                                          ----------------------------------------------
                                                                                      (3,593)               (25,681)
                                                                          ----------------------------------------------
Loss from continuing operations before
  provision for income taxes                                                        (339,423)              (110,673)

Provision for income taxes                                                             4,329                  4,990
                                                                          ----------------------------------------------
Loss from continuing operations                                                     (343,752)              (115,663)

Income from discontinued operations, net of taxes (including
  gain on sale of subsidiary of $96,303 in 1999)                                       6,146                144,685
                                                                          ----------------------------------------------
Net (loss) income                                                          $        (337,606)     $          29,022
                                                                          ==============================================

Basic and diluted (loss) earnings per common share:
  Loss from continuing operations                                          $           (0.19)     $           (0.06)
  Income from discontinued operations                                                   0.00                   0.08
                                                                          ----------------------------------------------
Basic and diluted (loss) earnings per common share                         $           (0.19)     $            0.02
                                                                          ==============================================
Number of shares used in computation of basic and
  diluted earnings per share                                                       1,816,462              1,816,462
                                                                          ==============================================
See notes to interim consolidated financial statements.


                         FRM Nexus Inc.and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                     February 29, 2000 through May 31, 2000


                                                                     ACCUMULATED
                                                 ADDITIONAL             OTHER                             TOTAL
                                 COMMON            PAID-IN          COMPREHENSIVE      (ACCUMULATED   STOCKHOLDERS'    COMPREHENSIVE
                                 STOCK             CAPITAL          (LOSS)INCOME         DEFICIT)        EQUITY        (LOSS)INCOME
                               -------------------------------------------------------------------------------------  --------------
Balance, February 29, 2000     $ 181,646      $   5,826,909       $       (78,019)  $   (1,312,643)   $   4,617,893
 Net loss                             -                  -                      -         (337,606)        (337,606)  $   (337,606)
                                                                                                                      -------------
 Comprehensive (loss) income                                                                                          $   (337,606)
                               -------------------------------------------------------------------------------------  =============
Balance, May 31, 2000          $ 181,646      $   5,826,909       $       (78,019)  $   (1,650,249)   $   4,280,287
                               =====================================================================================



See notes to interim consolidated financial statements.


                        FRM Nexus, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED MAY 31,
                                                                                                    2000                 1999
                                                                                                 --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                                $   (337,606)       $    29,022
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation and amortization                                                                     17,514             13,406
     Provision for bad debts                                                                           39,211             (9,234)
     Changes in operating assets and liabilities:
        Prepaid expenses, miscellaneous receivables
          and other assets                                                                              7,359             37,020
        Accounts payable, accrued expenses and taxes                                                   13,475            (90,759)
       Other current liabilities                                                                            -            (43,789)
                                                                                                 --------------------------------
Net cash used in operating activities                                                                (260,047)           (64,334)
                                                                                                 --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                                              (25,270)           (38,540)
Finance receivables                                                                                  (776,265)           514,628
Due to finance customers                                                                              334,228           (386,869)
Principal payments on notes receivable                                                                  6,426              5,876
Loan receivable                                                                                       (52,000)                 -
Principal payments on loan receivable                                                                  32,140                  -
Net assets of discontinued operations                                                                  (6,146)           870,565
                                                                                                 --------------------------------
Net cash (used in) provided by investing activities                                                  (486,887)           965,660
                                                                                                 --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                                             270,000             96,779
Principal payments on notes payable                                                                    (4,630)          (845,577)
                                                                                                 --------------------------------
Net cash provided by (used in) financing activities                                                   265,370           (748,798)
                                                                                                 --------------------------------
Net (decrease) increase in cash and cash equivalents                                             $   (481,564)       $   152,528
Cash and cash equivalents, beginning of period                                                        591,408            253,012
                                                                                                 --------------------------------
Cash and cash equivalents, end of period                                                         $    109,844        $   405,540
                                                                                                 ================================
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                                    $      7,649        $    27,779
                                                                                                 ================================
Income taxes paid                                                                                $     17,916        $    14,123
                                                                                                 ================================


See notes to interim consolidated financial statements

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2000; results of operations for the three months ended May 31, 2000 and 1999; cash flows for the three months ended May 31, 2000 and 1999; and changes in stockholders' equity for the three months ended May 31, 2000. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000. The consolidated balance sheet at February 29, 2000 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:


                                                                               MAY 31,        FEBRUARY 29,
                                                                               2000                 2000
                                                                      ---------------------------------------
    Gross finance receivables                                              $3,793,092         $2,958,825
    Allowance for credit losses                                              (251,691)          (212,488)
    Deferred finance income                                                  (324,348)          (266,338)
                                                                      ---------------------------------------
                                                                           $3,217,053         $2,479,999
                                                                      =======================================

                         FRM Nexus Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                               MAY 31,        FEBRUARY 29,
                                                                                2000                2000
                                                                   --------------------------------------------
    Leasehold improvements                                           $      51,402         $      51,402
    Computer equipment                                                     196,773               173,414
    Medical equipment                                                       32,500                32,500
    Equipment under capital leases                                          67,371                67,371
    Other equipment and furniture                                           25,801                23,888
                                                                   --------------------------------------------
                                                                           373,847               348,575
    Less accumulated depreciation and amortization                         133,310               115,794
                                                                   --------------------------------------------
    Property and equipment, net                                      $     240,537         $     232,781
                                                                   ============================================



As of May 31, 2000 and February 29, 2000, accumulated amortization of equipment under capital leases was $35,153 and $21,699

Depreciation expense for the three months ended May 31, 2000 and 1999, which includes amortization under capital leases was $17,514 and $13,406.

4.  NOTES PAYABLE

Notes payable include the following:


                                                                    MAY 31,             FEBRUARY 29,
                                                                      2000                  2000
                                                             ---------------------------------------------

        Related party credit line                              $     170,000          $           -
        Related party escrow loan                                    100,000                      -
        Capital lease obligations                                     39,307                 43,937
                                                             ---------------------------------------------
                                                                     309,307                 43,937
        Less current maturities                                      289,854                 19,282
                                                             ---------------------------------------------
        Long-term debt                                         $      19,453          $      24,655
                                                             =============================================

                         FRM Nexus Inc. and Subsidiaries

4.  NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line, under which there was an outstanding balance of $100,000 at May 31, 2000, was terminated by mutual consent of both parties upon full repayment on June 21, 2000. Interest was calculated at a rate of 12% per annum

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to loan until March 15, 2001 an investment portfolio, which at the time was valued at $240,000, to the Medical Financial Corp. subsidiary. This investment portfolio is being held in escrow and is used as collateral for the purpose of obtaining margin loans. At May 31, 2000, the value of this portfolio was valued at $266,075 and the balance of the escrow loan was $170,000. All risks and rewards of the investment portfolio pass to the related party. The loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables. On June 26, 2000, the line was repaid and on June 30, 2000, the line was terminated by mutual consent of both parties.

Interest expense on these related party borrowings was $4,837 and $25,380 for the three months ended May 31, 2000 and 1999 .

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $1,984 and have been capitalized at imputed interest rates of 10.82% to 16.72%.

                         FRM Nexus Inc. and Subsidiaries

4.  NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:


                                             NOTES            CAPITAL LEASE
                                            PAYABLE            OBLIGATIONS             TOTAL
                                        -----------------   -------------------   -----------------
2001 (nine months)                        $   270,000         $    17,860           $   287,860
2002                                                -              21,055                21,055
2003                                                -               6,054                 6,054
                                        -----------------   -------------------   -----------------
                                              270,000              44,969               314,969
Amount representing interest                        -               5,662                 5,662
                                        -----------------   -------------------   -----------------
Total (a)                                 $   270,000         $    39,307           $   309,307
                                        =================   ===================   =================



(a)--Total capital lease obligations represent present value of minimum lease payments.

MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the Company's leases for the years ending February 28:

   2001 (nine months)                      $    126,300
   2002                                         139,600
   2003                                         130,920
   2004                                         133,556
   2005                                         138,744
   Thereafter                                   160,800
                                         -----------------
Total                                      $    829,920
                                         =================

                         FRM Nexus Inc. and Subsidiaries

6. INCOME TAXES

The provision for income taxes consist of the following:


                                                          THREE MONTHS ENDED
                                                                MAY 31,
                                                          2000            1999
                                                    -------------------------------
     Current:
        Federal                                       $         -     $          -
        State                                               4,329            4,990
                                                    --------------------------------
     Total current                                          4,329            4,990
                                                    --------------------------------
     Deferred:
        Federal                                                 -                -
        State                                                   -                -
                                                    --------------------------------
     Total deferred                                             -                -
                                                    --------------------------------
     Total                                            $     4,329      $     4,990
                                                    ================================



7. DISCONTINUED OPERATIONS

On May 14, 1999 the Company sold Wendclark, Inc., one of the two subsidiaries that operated in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $395,000 that will be recorded in the second quarter. As a result of this sale, $125,000 of current debt that was carried on Wendcello was eliminated. The results of operations of both subsidiaries have been classified as discontinued operations and prior periods have been restated.

                         FRM Nexus Inc. and Subsidiaries

7. DISCONTINUED OPERATIONS (CONTINUED)

The components of discontinued operations are as follows:


                                                                         MAY 31                FEBRUARY 29
                                                                          2000                    2000
                                                                  ---------------------    --------------------
Cash & cash equivalents                                             $      329,664            $    328,607
Inventories                                                                 58,626                  62,360
Other current assets                                                       113,619                 146,552
Property and equipment, at cost                                          2,376,860               2,352,846
Less accumulated depreciation and amortization                          (1,590,597)             (1,548,005)
Other assets                                                               520,825                 536,579
                                                                  ---------------------    --------------------
Total assets                                                             1,808,997               1,878,939
                                                                  ---------------------    --------------------

Accounts payable and accrued expenses                                      502,959                 554,397
Other current liabilities                                                  125,000                 149,650
                                                                  ---------------------    --------------------
Total liabilities                                                          627,959                 704,047
                                                                  ---------------------    --------------------
Net assets of discontinued operations                               $    1,181,038           $   1,174,892
                                                                  =====================    ====================


A summary of the results of discontinued operations for the food services division is as follows for the three months ended:


                                                                           MAY 31                 MAY 31
                                                                            2000                   1999
                                                                     --------------------   --------------------
Operating revenues, including gain on sale of subsidiary in 1999       $    2,432,442          $  3,948,979
Operating expenses                                                          2,427,376             3,759,799
                                                                     --------------------   --------------------
Income from operations                                                          5,066               189,180
Interest expense, net of interest (income)                                     (1,080)               44,495
                                                                     --------------------   --------------------
Income before income taxes                                                      6,146               144,685
Income taxes                                                                        -                     -
                                                                     --------------------   --------------------
Income from discontinued operations, net of taxes                      $        6,146         $     144,685
                                                                     ====================   ====================


8. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing and (3) other, which is comprised of corporate overhead and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

                         FRM Nexus Inc. and Subsidiaries

8. BUSINESS SEGMENT INFORMATION (CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances that have not been capitalized, bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the three months ended May 31, 2000 and 1999 follows. Certain prior year information has been reclassified to conform with the current year presentation.


                                                REAL                 MEDICAL
                                               ESTATE               FINANCING               OTHER                 TOTAL
                                      ----------------------------------------------------------------------------------------
2000
  Total revenue from external
    customers                                  $    46,402         $    346,890                     -          $         393,292
  Loss from operations                             (23,866)            (217,753)        $     (94,211)                  (335,830)

  Interest expense,net                               8,364              (11,957)                     -                    (3,593)
  Loss from continuing operations
    before provision for income taxes              (15,502)            (229,710)              (94,211)                  (339,423)

  Assets - continuing                            4,225,220            3,732,720                  9,428                 7,967,368
  Assets - discontinued                                  -                    -              1,181,038                 1,181,038
  Total assets                                   4,225,220            3,732,720              1,190,466                 9,148,406

  Capital expenditures                                   -               24,772                    500                    25,272
  Depreciation and amortization                        607               15,970                    937                    17,514

1999
  Total revenue from external
    customers                                  $    83,507         $     331,302        $            -          $        414,809
  (Loss) income from operations                     (4,442)               23,957              (104,507)                  (84,992)
  Interest expense,net                             (29,632)               55,313                     -                    25,681
  Income (loss) from continuing
  operations before provision for income taxes      25,190               (31,356)             (104,507)                 (110,673)



  Assets - continuing                            5,166,583             2,919,741                12,869                 8,099,193
  Assets - discontinued                                  -                     -             1,212,378                 1,212,378
  Total assets                                   5,166,583             2,919,741             1,225,247                 9,311,571


  Capital expenditures                                   -                38,541                     -                      38,541
  Depreciation and amortization                      1,611                11,795                 1,334                      14,740


9. SUBSEQUENT EVENTS

In June 2000, the Company used a portion of the proceeds from the sale of the Wendcello subsidiary to repay all related party borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2000 and 1999. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 2000 10-K.

OVERVIEW

Nexus generates revenues from two business segments: real estate and medical financing. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $395,000 that will be recorded in the second quarter. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued and prior periods have been restated.

RESULTS OF OPERATIONS

2000 PERIOD COMPARED TO THE 1999 PERIOD

The Company's revenues decreased by $22,000 or 5%, for the three months ended May 31, 2000 ("2000") to $393,000 from $415,000 for the three months ended May 31, 1999 ("1999"). The decrease was a result of decreased revenues in the real estate division, offset by an increase in the medical financing division.

Revenue in the real estate division decreased by $38,000, to $46,000 in 2000. The decrease in revenue was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest is no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 has not been paid.

The $16,000 net increase in revenues in the medical financing division in 2000 was due to fees in the amount of $109,000 that were generated from the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice. An additional $51,000 of fees was also generated from the management of two finance client's physical therapy practices. The $160,000 of management fee income in 2000 was offset by a decrease of $144,000 in earned fees from the purchase of medical claims. The decrease in earned fees was due to a decrease in medical claims purchased in that period as compared to 1999. The decrease in claims purchased was due to the Company's decision to be more selective in the bill purchasing process.

Costs and expenses increased by $229,000, or 46%, for the three months ended in 2000, to $729,000 as compared to $500,000 for the same period ended in 1999. The net increase for 2000 was due to increases of $253,000 in the medical financing division and $4,000 in depreciation and amortization, which were offset by decreases of $17,000 in the real estate division and $11,000 in corporate expenses.

The decrease of $11,000 in costs and expenses in the real estate division is attributable to a decrease in operating expenses after a portion of the Hunter property and all of the Brookfield property were sold during the last three quarters of fiscal 2000.

The costs and expenses in the medical financing division in 2000 was $549,000, an increase of $253,000 from 1999. The increase was due to a $50,000 increase in medical receivable expenses and $203,000 of expenses related to the three new subsidiaries that were formed in 2000 to manage the operations of certain medical practices. The $50,000 increase in medical receivable expenses is attributable to additional expenses incurred that were needed to properly service the existing and projected client base. These expenses included an additional (i) $24,000 on staff and related employment costs, in part due to reclassifying a portion of executive salaries from corporate, part due to the hiring of additional employees and part due to annual salary increases, (ii) $9,000 on occupancy and office costs and (iii) $16,000 on marketing costs. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees.

The $11,000 decrease in corporate expenses in 2000 is primarily due to cost savings in shareholder reporting expenses. The increase in depreciation and amortization is attributable to additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense in 2000 was $7,000, a decrease of $20,000 from $27,000 in 1999. The decrease was attributable to the debt that was eliminated in 1999 when a portion of the proceeds from the sale of the Wendclark subsidiary were used to repay amounts that had been borrowed to finance the purchase of medical claims receivable

The decrease in income from discontinued operation of $139,000 to $6,000 in 2000 was primarily due to the gain of $96,000 on sale of the Wendclark subsidiary in May 1999 and the net income of $30,000 from Wendclark in the 1999 period.

For the reasons noted above, most notably, the additional costs of the medical financing division in relation to its increase in revenue and the decrease in income from discontinued operations, the Company experienced a net loss of $338,000 in 2000 as compared to a net profit of $29,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities during the three months ended May 31, 2000 resulted in a use of cash in the amount of $482,000. The Company expects the continued growth of its medical financing division to result in the continued use of cash. The funds for those needs are expected to be provided from $1,575,000 in proceeds (less repayments of $270,000 of related party debt) from the sale of Wendcello Corp., the remaining subsidiary in the now discontinued food service division, which occurred in June 2000. The loss of the cash flow that was provided from the food service division should eventually be replaced by the anticipated profits that will be generated from the use of the sale proceeds to purchase additional medical insurance claims receivable. As a result of the sale of Wendcello, $125,000 of current debt was eliminated, improving the Company's working capital and debt-equity ratio. Additional funds may be provided for from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable.

The real estate division is not expected to be a significant user of cash flow from operations. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of the remaining condominium units and portions of other property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002, however, interest payments in the amount of $30,000 are due annually. The annual payment that was due on February 29, 2000 has not been paid, which resulted in the suspension of interest being accrued.

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

Cash used by operations during the three months ended May 31, 2000 was $260,000, as compared to $64,000 being used in the same period in 1999. The $196,000 decrease in 2000 was due to a net loss for the three months ended in 2000 of $337,000 as compared to a net profit of $29,000 in 1999, offset by fluctuations in operating assets and liabilities primarily caused by timing differences.

Cash used by investing activities was $487,000 in 2000 as compared with $966,000 being provided in 1999. The net decrease of $1,453,000 was primarily due to the $975,000 in proceeds from the sale of the Wendclark subsidiary in 1999. In the medical financing division, medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) increased by $442,000 in 2000, compared to a $128,000 decrease in 1999. The increase in 2000 was attributable to a greater amount of bills purchased during the month of May from new clients. There are normally very few collections during the month of purchase.

Net cash provided by financing activities was $265,000 in 2000 as compared with $749,000 being used in 1999. The $1,014,000 increase in 2000 was primarily due to the repayment of the related party credit line in the amount of $775,000 in 1999 and the borrowing in 2000 to finance the purchase of medical insurance claims receivable from new clients in the month of May. In addition, financing is required to cover the short fall that occurs when paid management service fees are insufficient to pay the operating expenses of the finance clients that the Company manages.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              FRM NEXUS, INC.

                                          By: /s/Victor Brodsky
                                              ---------------------------
                                                                 Victor Brodsky
                                                             Vice President and
                                                        Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: July 14, 2000