Form 10-Q
period 2000-08-31
FRM NEXUS INC
filed 2000-09-29
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

                For the quarterly period ended: August 31, 2000

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

                    ----------------------------------------

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at September 29, 2000: 1,800,000.

                                FRM NEXUS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                                                                                                   Page No.
                                                                                                                   -------
PART I

         Item 1.  Financial Statements.............................................................................       2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................................................      17

         Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...............................................................................................      21

PART II

         Item 6.  Exhibits and reports on form 8-K.................................................................      21

                        FRM Nexus, Inc. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I



ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets--August 31, 2000 (unaudited) and February 29, 2000...........................3
Consolidated Statements of Operations (unaudited) --Six months and three months August 31, 2000 and 1999.............................................................5
Consolidated Statement of Stockholders' Equity (unaudited) --
   Six months ended August 31, 2000 .....................................................................6
Consolidated Statements of Cash Flows (unaudited) --
   Six months ended August 31, 2000 and 1999.............................................................7
Notes to Consolidated Financial Statements (unaudited)...................................................8

                         FRM Nexus Inc.and Subsidiaries

                          Consolidated Balance Sheets

                                                                                    AUGUST 31,         FEBRUARY 29,
                                                                                       2000                2000
                                                                            ----------------------------------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                                       $       707,967      $      591,408
  Mortgage and notes receivable - current                                                27,818              26,597
  Finance receivables, net                                                            3,668,340           2,479,999
  Other current assets                                                                   88,946             103,994
                                                                            ----------------------------------------
Total current assets                                                                  4,493,071           3,201,998
                                                                            ----------------------------------------
Property and equipment:
  Property and equipment, at cost                                                       526,341             348,575
  Less accumulated depreciation and amortization                                        157,750             115,794
                                                                            ----------------------------------------
                                                                                        368,591             232,781
                                                                            ----------------------------------------
Other assets:
  Real estate held for development and sale                                             476,732             510,880
  Mortgage and notes receivable                                                       3,222,646           3,236,866
  Accrued interest receivable - related party mortgage                                  321,150             321,150
  Loans receivable                                                                      137,751              98,381
  Other                                                                                  64,191              95,991
  Net assets of discontinued operations                                                       -           1,174,892
                                                                            ----------------------------------------
Total other assets                                                                    4,222,470           5,438,160
                                                                            ----------------------------------------

Total assets                                                                    $     9,084,132      $    8,872,939
                                                                            ========================================


See notes to interim consolidated financial statements.

                         FRM Nexus Inc.and Subsidiaries

                                                                                     AUGUST 31,         FEBRUARY 29,
                                                                                        2000                2000
                                                                            ----------------------------------------
                                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                        $        180,843     $       213,683
  Current portion of notes payable                                                       56,733              19,282
  Due to finance customers                                                            1,873,140           1,402,546
  Income taxes payable                                                                    6,444               5,367
  Other current liabilities                                                              34,832              20,000
                                                                            ----------------------------------------
Total current liabilities                                                             2,151,992           1,660,878
                                                                            ----------------------------------------
Other liabilities:
  Notes payable                                                                          86,974              24,655
  Deferred Income                                                                     2,569,513           2,569,513
                                                                            ----------------------------------------
Total other liabilities                                                               2,656,487           2,594,168
                                                                            ----------------------------------------
Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,800,000 shares at August 31, 2000
    and 1,816,462 shares at February 29, 2000                                           180,000             181,646
  Capital in excess of par value                                                      5,800,220           5,826,909
  Unrealized loss on mortgage and notes receivable                                      (78,019)            (78,019)
  Accumulated deficit                                                                (1,626,548)         (1,312,643)
                                                                            ----------------------------------------
  Total stockholders' equity                                                          4,275,653           4,617,893
                                                                            ----------------------------------------

Total liabilities and stockholders' equity                                     $      9,084,132     $     8,872,939
                                                                            ========================================

See notes to interim consolidated financial statements.

                         FRM Nexus Inc.and Subsidiaries

                     Consolidated Statements of Operations

                                 (Unaudited)


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          AUGUST 31,                           AUGUST 31,
                                                                    2000               1999              2000            1999
                                                           -----------------------------------  ----------------------------------
REVENUES
  Sale of real estate                                         $     69,000      $     211,000     $       69,000   $      211,000
  Rental income                                                     23,410             27,010             46,820           52,185
  Interest from mortgages                                           23,118             58,198             46,110          116,530
  Income from the purchase of medical receivables                  256,268            278,279            443,379          609,581
  Medical management service fees                                  260,171                  -            419,950                -
                                                           -----------------------------------  ----------------------------------
  Total income                                                     631,967            574,487          1,025,259          989,296
                                                           -----------------------------------  ----------------------------------
COSTS AND EXPENSES
  Real estate                                                      159,489            278,097            228,213          364,435
  Medical receivables                                              394,482            335,266            739,726          630,816
  Medical management services                                      307,506                  -            510,935                -
  Corporate expenses                                               109,816             84,437            204,027          188,944
  Depreciation and amortization                                     25,386             14,849             42,900           28,255
                                                           -----------------------------------  ----------------------------------
  Total costs and expenses                                         996,679            712,649          1,725,801        1,212,450
                                                           -----------------------------------  ----------------------------------

(Loss) income from operations                                     (364,712)          (138,162)          (700,542)        (223,154)
                                                           -----------------------------------  ----------------------------------
Other income (expense):
  Interest income                                                    8,682              1,304             11,685            2,394
  Interest expense                                                  (7,278)            (4,941)           (13,874)         (31,712)
                                                           -----------------------------------  ----------------------------------
                                                                     1,404             (3,637)            (2,189)         (29,318)
                                                           -----------------------------------  ----------------------------------
(Loss) income from continuing operations before
  provision for income taxes                                      (363,308)          (141,799)          (702,731)        (252,472)

Provision for income taxes                                           5,873              5,308             10,202           10,298
                                                           -----------------------------------  ----------------------------------
(Loss) income from continuing operations                          (369,181)          (147,107)          (712,933)        (262,770)

Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $381,182
   in 2000 and $96,303 in 1999)                                    392,882            147,838            399,028          292,523
                                                           -----------------------------------  ----------------------------------
Net (loss) income                                             $     23,701      $         731     $     (313,905)  $       29,753
                                                           ===================================  ==================================

Basic and diluted (loss) earnings per common share:
  (Loss) income from continuing operations                    $      (0.20)     $       (0.08)    $        (0.39)  $        (0.14)
  Income from discontinued operations                                 0.22               0.08               0.22             0.16
                                                           -----------------------------------  ----------------------------------
Basic and diluted (loss) earnings per common share            $       0.01      $        0.00     $        (0.17)  $         0.02
                                                           ===================================  ==================================

Number of shares used in computation of basic and
  diluted earnings per share                                     1,812,347          1,816,462          1,814,404        1,816,462
                                                           ===================================  ==================================


See notes to interim consolidated financial statements.

                         FRM Nexus Inc.and Subsidiaries

                 Consolidated Statement of Stockholders' Equity

                   February 29, 2000 through August 31, 2000

                                                                                 ACCUMULATED
                                                                  ADDITIONAL        OTHER
                                           COMMON STOCK            PAID-IN      COMPREHENSIVE
                                    SHARES           AMOUNT        CAPITAL      (LOSS)INCOME
                                ---------------------------------------------------------------
BALANCE, FEBRUARY 29, 2000          1,816,462     $  181,646     $  5,826,909     $   (78,019)
  PURCHASE AND RETIREMENT OF
    TREASURY STOCK                    (16,462)        (1,646)         (26,689)              -
  NET LOSS                                  -              -                -               -
  COMPREHENSIVE LOSS
                                ---------------------------------------------------------------
BALANCE, AUGUST 31, 2000            1,800,000     $  180,000     $  5,800,220     $   (78,019)
                                ===============================================================




                                                       TOTAL
                                (ACCUMULATED       STOCKHOLDERS'       COMPREHENSIVE
                                  DEFICIT)            EQUITY            (LOSS)INCOME
                               ------------------------------------  ----------------
BALANCE, FEBRUARY 29, 2000     $    (1,312,643)   $    4,617,893
  PURCHASE AND RETIREMENT OF
    TREASURY STOCK                            -          (28,335)
  NET LOSS                            (313,905)         (313,905)      $   (313,905)
                                                                     ----------------
  COMPREHENSIVE LOSS                                                   $   (313,905)
                               ------------------------------------  ================
BALANCE, AUGUST 31, 2000       $    (1,626,548)   $    4,275,653
                               ====================================


See notes to interim consolidated financial statements.

                       FRM Nexus, Inc. and Subsidiaries


                    Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                SIX MONTHS ENDED AUGUST 31,
                                                                               2000                   1999
                                                                           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                          $   (313,905)        $      29,753
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation and amortization                                               42,900                28,255
     Gain on sale of real estate held for development and sale                  (15,727)               (7,288)
     Provision for bad debts                                                    133,424                (9,234)
     Changes in operating assets and liabilities:
        Collections from the sale of real estate held for
          development and sale                                                   69,000               199,350
        Additions to real estate held for development and sale                  (19,125)                    -
        Prepaid expenses, miscellaneous receivables
          and other assets                                                       46,848                57,792
        Accounts payable, accrued expenses and taxes                            (31,763)             (130,795)
       Other current liabilities                                                 14,832               (41,179)
                                                                           -----------------------------------
Net cash (used in) provided by operating activities                             (73,516)              126,654
                                                                           -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                        (61,021)              (67,406)
Finance receivables                                                          (1,321,765)              511,574
Due to finance customers                                                        470,594              (160,343)
Principal payments on notes receivable                                           12,999                13,919
Loan receivable                                                                 (75,000)                    -
Principal payments on loan receivable                                            35,630                     -
Proceeds from sale of subsidiaries                                            1,525,000               975,000
Net assets of discontinued operations                                          (400,108)             (248,523)
                                                                           -----------------------------------
Net cash provided by investing activities                                       236,329             1,024,221
                                                                           -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                       420,000                96,779
Principal payments on notes payable                                            (437,919)             (946,578)
Purchase and retirement of treasury stock                                       (28,335)                    -
                                                                           -----------------------------------
Net cash (used in) financing activities                                         (46,254)             (849,799)
                                                                           -----------------------------------
Net increase in cash and cash equivalents                                  $    116,559         $     301,076
Cash and cash equivalents, beginning of period                                  591,408               253,012
                                                                           -----------------------------------
Cash and cash equivalents, end of period                                   $    707,967         $     554,088
                                                                           ===================================
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                              $     10,311         $      36,072
                                                                           ===================================
Income taxes paid                                                          $     17,916         $      14,123
                                                                           ===================================
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                       $    117,689         $           -
                                                                           ===================================


See notes to interim consolidated financial statements

                        FRM Nexus, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2000; results of operations for the six months and three months ended August 31, 2000 and 1999; cash flows for the six months ended August 31, 2000 and 1999; and changes in stockholders' equity for the six months ended August 31, 2000. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000. The consolidated balance sheet at February 29, 2000 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.


2. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                                           AUGUST 31,        FEBRUARY 29,
                                                                             2000               2000
                                                                      ---------------------------------------
   Gross finance receivables                                               $4,386,764         $2,958,825
   Allowance for credit losses                                               (345,912)          (212,488)
   Deferred finance income                                                   (372,512)          (266,338)
                                                                      ---------------------------------------
                                                                           $3,668,340         $2,479,999
                                                                      =======================================

                        FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                         AUGUST 31,           FEBRUARY 29,
                                                                           2000                  2000
                                                                   --------------------------------------------
   Leasehold improvements                                            $      51,402         $      51,402
   Computer equipment                                                      218,558               173,414
   Medical equipment                                                        45,520                32,500
   Equipment under capital leases                                          185,060                67,371
   Other equipment and furniture                                            25,801                23,888
                                                                   --------------------------------------------
                                                                           526,341               348,575
   Less accumulated depreciation and amortization                          157,750               115,794
                                                                   --------------------------------------------
   Property and equipment, net                                       $     368,591         $     232,781
                                                                   ============================================


As of August 31, 2000 and February 29, 2000, accumulated amortization of equipment under capital leases was $28,426 and $21,699.

Depreciation expense for the six months ended August 31, 2000 and 1999, which includes amortization under capital leases was $42,900 and $28,255.


4.  NOTES PAYABLE

Notes payable include the following:

                                                                   AUGUST 31,           FEBRUARY 29,
                                                                      2000                  2000
                                                             ---------------------------------------------
       Related party credit line                               $           -          $           -
       Related party escrow loan                                           -                      -
       Capital lease obligations                                     143,707                 43,937
                                                             ---------------------------------------------
                                                                     143,707                 43,937
       Less current maturities                                        56,733                 19,282
                                                             ---------------------------------------------
       Long-term debt                                          $      86,974          $      24,655
                                                             =============================================

                        FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



4.  NOTES PAYABLE (CONTINUED)

Related Party Credit Line: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares which are owned by his two children. The line was terminated by mutual consent of both parties upon full repayment on June 21, 2000 of the outstanding balance of $200,000. Interest was calculated at a rate of 12% per annum

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to loan until March 15, 2001 an investment portfolio, which at the time was valued at $240,000, to the Medical Financial Corp. subsidiary. This investment portfolio was held in escrow and used as collateral for the purpose of obtaining margin loans. All risks and rewards of the investment portfolio pass to the related party. The loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables. On June 26, 2000, the then outstanding balance of $170,00 was paid in full. On June 30, 2000, the line was terminated by mutual consent of both parties.

Interest expense on these related party borrowings was $8,495 and $29,669 for the six months ended August 31, 2000 and 1999 .

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $5,782 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

                         FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




4.  NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable, which consist entirely of capital leases for the years ending February 28 are as follows:

               2001 (six months)                          $      34,692
               2002                                              66,625
               2003                                              51,624
               2004                                              11,393
                                                          ------------------
                                                                164,334
               Amount representing interest                      20,627
                                                          ------------------
               Total (a)                                  $     143,707
                                                          ==================


(a)--Total capital lease obligations represent present value of minimum lease payments.


MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments and additional rent in excess of base sales, the following is a schedule of future minimum rental payments required under the Company's leases for the years ending February 28:

               2001 (six months)                      $       84,200
               2002                                          139,600
               2003                                          130,920
               2004                                          133,556
               2005                                          138,744
               Thereafter                                    160,800
                                                      ------------------
              Total                                   $      787,820
                                                      ==================

                         FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)





6. INCOME TAXES

The provision for income taxes consist of the following:

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     AUGUST 31,                       AUGUST 31,
                                                2000            1999             2000             1999
                                          -------------------------------------------------------------------
        Current:
           Federal                            $          -     $         -     $          -     $          -
           State                                     5,873           5,308           10,202           10,298
                                          -------------------------------------------------------------------
        Total current                                5,873           5,308           10,202           10,298
                                          -------------------------------------------------------------------

        Deferred:
           Federal                                       -               -                -                -
           State                                         -               -                -                -
                                          -------------------------------------------------------------------
        Total deferred                                   -               -                -                -
                                          -------------------------------------------------------------------

        Total                                 $      5,873     $     5,308     $     10,202     $     10,298
                                          ===================================================================



7. DISCONTINUED OPERATIONS

On May 14, 1999 the Company sold Wendclark, Inc., one of the two subsidiaries that operated in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303. As a result of this sale, $2,342,555 of debt that was carried by Wendclark was assumed by the buyer. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of this sale, $125,000 of current debt that was carried on Wendcello was eliminated. The results of operations of both subsidiaries have been classified as discontinued operations and prior periods have been restated.

                         FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. DISCONTINUED OPERATIONS (CONTINUED)

The net assets of the of discontinued operations are as follows:

                                                                        AUGUST 31            FEBRUARY 29
                                                                           2000                 2000
                                                                   -----------------------------------------
Cash & cash equivalents                                                 $          -       $     328,607
Inventories                                                                        -              62,360
Other current assets                                                               -             146,552
Property and equipment, at cost                                                    -           2,352,846
Less accumulated depreciation and amortization                                     -          (1,548,005)
Other assets                                                                       -             536,579
                                                                   -----------------------------------------
Total assets                                                                       -           1,878,939
                                                                   -----------------------------------------

Accounts payable and accrued expenses                                              -             554,397
Other current liabilities                                                          -             149,650
                                                                   -----------------------------------------
Total liabilities                                                                  -             704,047
                                                                   -----------------------------------------

Net assets of discontinued operations                                   $          -       $   1,174,892
                                                                   =========================================


A summary of the results of discontinued operations for the food services division is as follows for the six months and three months ended:

                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     AUGUST 31                                AUGUST 31
                                             2000                1999                 2000                 1999
                                      ----------------------------------------------------------------------------------
Operating revenues, including
    gain on sale of subsidiary of
    $381,182 in 2000 and $96,303        $     1,281,983     $    2,944,170       $    3,714,425         $    6,893,149
    in 1999
Operating expenses                              888,715          2,796,880            3,316,091              6,556,679
                                      ----------------------------------------------------------------------------------
Income from operations                          393,268            147,290              398,334                336,470
Interest expense, net of
    interest (income)                              (694)            (1,798)              (1,774)                42,697
                                      ----------------------------------------------------------------------------------
Income before income taxes                      393,962            149,088              400,108                293,773
Income taxes                                      1,080              1,250                1,080                  1,250
                                      ----------------------------------------------------------------------------------
Income from discontinued
    operations, net of taxes            $       392,882     $      147,838       $      399,028        $       292,523
                                      ==================================================================================

                         FRM Nexus Inc. and Subsidiaries

8. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical and (3) other, which is comprised of corporate overhead and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances that have not been capitalized, bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the six months and three months ended August 31, 2000 and 1999 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                       FRM Nexus Inc. and Subsidiaries

                                                           REAL
                                                          ESTATE            MEDICAL        OTHER            TOTAL
                                                  ---------------------------------------------------------------------
THREE MONTHS ENDED AUGUST 31,

2000
  Total revenue from external customers                $   115,528      $   516,439     $          -    $     631,967
  (Loss) income from operations                            (43,631)        (209,390)        (111,691)        (364,712)
  Interest expense,net                                      13,918          (12,514)               -            1,404
  (Loss) income from continuing operations
    before provision for income taxes                      (29,713)        (221,904)        (111,691)        (363,308)

  Capital expenditures                                           -           35,749                -           35,749
  Depreciation and amortization                                607           23,841              938           25,386

1999
  Total revenue from external customers                $   296,208      $   278,279     $           -   $     574,487
  Income(loss) from operations                              16,501          (70,226)         (84,437)        (138,162)
  Interest expense,net                                      48,786          (52,423)                -          (3,637)
  (Loss) income from continuing operations
    before provision for income taxes                       65,287         (122,649)         (84,437)        (141,799)

  Capital expenditures                                           -           28,865                -           28,865
  Depreciation and amortization                              2,944           13,239           (1,334)          14,849

SIX MONTHS ENDED AUGUST 31,

2000
  Total revenue from external customers                $   161,930      $   863,329     $          -    $   1,025,259
  (Loss) income from operations                            (67,497)        (427,143)        (205,902)        (700,542)
  Interest expense,net                                      22,282          (24,471)               -           (2,189)
  (Loss) income from continuing operations
    before provision for income taxes                      (45,215)        (451,614)        (205,902)        (702,731)

  Assets - continuing                                    4,618,228        4,447,413           18,491        9,084,132
  Assets - discontinued                                          -                -                -                -
  Total assets                                           4,618,228        4,447,413           18,491        9,084,132

  Capital expenditures                                           -           60,521              500           61,021
  Depreciation and amortization                              1,214           39,811            1,875           42,900

1999
  Total revenue from external customers                $   379,715      $   609,581     $          -    $     989,296
  Income(loss) from operations                              12,059          (46,269)        (188,944)        (223,154)
  Interest expense,net                                      78,418         (107,736)               -          (29,318)
  (Loss) income from continuing operations
    before provision for income taxes                       90,477         (154,005)        (188,944)        (252,472)

  Assets - continuing                                    5,068,430        2,969,225            3,169        8,040,824
  Assets - discontinued                                          -                -        1,356,466        1,356,466
  Total assets                                           5,068,430        2,969,225        1,359,635        9,397,290

  Capital expenditures                                           -           67,406                -           67,406
  Depreciation and amortization                              3,221           25,034                -           28,255

                        FRM Nexus Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)





9. SUBSEQUENT EVENTS

On August 9, 2000, one of the Companies subsidiaries, PSI Food Services, Inc. amended its certificate of incorporation, changing its name to MFC Development Corp. ("MFC"). On August 31, 2000, the Company transferred to MFC all of its assets (except for $10,000), including ownership of all of its wholly owned subsidiaries and all of its liabilities. On August 30, 2000, FRM filed form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplates the intent of distributing on or about November 30, 2000 to its shareholders on the record date one share of MFC common stock for each one share of FRM's outstanding common stock at the close of business on November 1, 2000 (the record date). There are presently 1,800,000 shares of common stock of FRM outstanding. MFC intends to file a form 10 on September 29, 2000 to register its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 2000 and 1999. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 2000 10-K.


OVERVIEW

Nexus generates revenues from two business segments: real estate and medical. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded in the second quarter. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued and prior periods have been restated.

On August 9, 2000, one of the Companies subsidiaries, PSI Food Services, Inc. amended its certificate of incorporation, changing its name to MFC Development Corp. ("MFC"). On August 31, 2000, the Company transferred to MFC all of its assets (except for $10,000), including ownership of all of its wholly owned subsidiaries and all of its liabilities. On August 30, 2000, FRM filed form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplates the intent of distributing on or about November 30, 2000 to its shareholders on the record date one share of MFC common stock for each one share of FRM's outstanding common stock at the close of business on November 1, 2000 (the record date). There are presently 1,800,000 shares of common stock of FRM outstanding. MFC intends to file a form 10 on September 29, 2000 to register its common stock.

RESULTS OF OPERATIONS

2000 PERIOD COMPARED TO THE 1999 PERIOD

The Company's revenues from continuing operations increased by $58,000 or 10%, for the three months ended August 31, 2000 ("2000") to $632,000 from $574,000 for the three months ended August 31, 1999 ("1999"). The Company's revenues from continuing operations increased by $36,000 or 4%, for the six months ended August 31, 2000 ("2000") to $1,025,000 from $989,000 for the six months ended
August 31, 1999 ("1999"). The increase in both the six month and three month periods was a result of an increase in the medical division, offset by decreased revenues in the real estate division.

Revenue in the real estate division decreased in 2000 by $181,000, to $116,000 for the three month period and decreased by $218,000 to $162,000 for the six month period. The decrease in revenue in both the three month and six month periods was due to a decrease in the sales of real estate in 2000 as compared to 1999. Rental income decreased in 2000 because rent is no longer being received on the properties that were sold during the remainder of fiscal 2000. The decrease in interest from mortgages was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest is no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 has not been paid.

The $238,000 and $253,000 net increases in revenues in the medical division for the three month and six month periods ended in 2000 were due to an increase in management fees, offset by a decrease of earned fees from the purchase of medical claims. The increase in management fees of $260,000 and $420,000 for the three months and six months ended in 2000, was a result of the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. Two other finance client's practices were managed for a temporary period in 2000.

The increase in management fee income in 2000 was offset by a decrease of $22,000 and $167,000 in earned fees from the purchase of medical claims during the three month and six month periods. The decrease in earned fees for the six month period was due to a decrease in medical claims purchased in earlier periods, which resulted in a decrease in revenue recognition over the period of collections, which is usually six months. The decrease in claims purchased was due to the Company's decision to be more selective in the bill purchasing process. During the three months ended in 2000, claims purchased increased by $28,000, however, the income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period.

Costs and expense from continuing operations increased by $284,000, or 40%, for the three months ended in 2000, to $997,000 as compared to $713,000 for the same period ended in 1999. Costs and expense from continuing operations increased by $514,000, or 42%, for the six months ended in 2000, to $1,726,000 as compared to $1,212,000 for the same period ended in 1999. The net increase for the three months ended in 2000 was due to increases of $367,000 in the medical division, $26,000 in corporate expenses and $11,000 in depreciation and amortization, which were offset by decreases of $119,000 in the real estate division. The net increase for the six months ended in 2000 was due to increases of $620,000 in the medical division, $15,000 in corporate expenses and $15,000 in depreciation and amortization, which were offset by decreases of $136,000 in the real estate division.

The decrease in costs and expenses in the real estate division in both the three month and six month periods ended in 2000 were due to decrease in the amount of properties sold in 2000, which results in a decrease in the cost of sales. Operating expenses also decreased in 2000, after a portion of the Hunter property and all of the Brookfield property were sold during the last three quarters of fiscal 2000.

The costs and expenses in the medical division for the three month and six month periods ended in 2000 was $702,000 and $1,251,000. This was an increase of $367,000 for the three month period and $620,000 for the six month period. The increases in 2000 was due to (i) a $59,000 increase in medical receivable expenses in the three month period and $109,000 in the six month period and (ii) expenses of $308,000 and $511,000 in the three month and six month periods that are related to the three new subsidiaries that were formed in 2000 to manage the operations of certain medical practices.

The $59,000 increase in medical receivable costs in the three month period is primarily attributable to an increase of $27,000 in the bad debt reserve, increases in arbitration costs in connection with the collection of claims receivable and additional closing costs that are related to new clients. The $109,000 increase in medical receivable expenses in the six month period is attributable to additional expenses incurred that were needed to properly service the existing and projected client base. These expense included additional (i) staff and related employment costs, in part due to reclassifying a portion of executive salaries from corporate, part due to the hiring of additional employees and part due to annual salary increases, (ii) occupancy and office costs and (iii) marketing costs. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees.

The increase in corporate expenses in both the three month and six month periods ended in 2000 is primarily due to cost savings in shareholder reporting expenses. The increase in depreciation and amortization is attributable to additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense for the three months ended 2000 was $7,000, an increase of $2,000 from $5,000 in 1999. The increase in 2000 was due to the acquisition, by capital lease, of an MRI machine in the medical division. Interest expense for the six months ended 2000 was $14,000, a decrease of $18,000 from $32,000 in 1999. The decrease was attributable to the debt that was eliminated in 1999 when a portion of the proceeds from the sale of the

Wendclark subsidiary was used to repay amounts that had been borrowed to finance the purchase of medical claims receivable

Income from discontinued operations for the three month period increased by $245,000 to $393,000 in 2000. The increase for the six month period was $106,000, to $399,000 in 2000. The increases in 2000 were primarily due to the gain of $381,000 from the sale of the Wendcello subsidiary in the three month period. The increase in six month period, which included the gain on sale of Wendcello were offset by the profits from that subsidiary that were included in the entire 1999 period.

For the reasons noted above, most notably, the increase in income from discontinued operations, offset by the additional costs of the medical division in relation to its increase in recognized revenue, the Company experienced a net profit of $24,000 for the three months ended in 2000 as compared to a net profit of $1,000 in 1999. The loss for the six month period in 2000 of $314,000 , compared to a profit of $30,000 in 1999 was caused by the loss in the medical division, offset by the increase in discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities during the six months ended August 31, 2000 resulted in an increase of cash in the amount of $117,000. The Company expects the continued growth of its medical financing division to result in the use of cash. The funds for those needs are expected to be provided from the remainder of the proceeds that were received from the sale of Wendcello Corp. Additional funds may be provided for from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002, however, interest payments in the amount of $30,000 are due annually. The annual payment that was due on February 29, 2000 has not been paid, which resulted in the suspension of interest being accrued.

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

Cash used by operations during the six months ended August 31, 2000 was $74,000, as compared to $127,000 being provided in the same period in 1999. The $201,000 increase in

2000 was due to a net loss for the six months ended in 2000 of $314,000 as compared to a net profit of $30,000 in 1999, a decrease in the sale of real estate, which resulted in a decrease in collections of $130,000, offset by fluctuations in operating assets and liabilities primarily caused by timing differences.

Cash provided by investing activities was $236,000 in 2000 as compared with $1,024,000 being provided in 1999. The net decrease of $788,000 was primarily due the increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $851,000 in 2000, compared to a $351,000 decrease in 1999. The increase in 2000 was attributable to a greater amount of bills purchased, beginning during the month of May from new clients. The use of cash by the medical division was offset by an increase of $448,000 from discontinued operations, resulting from the sale of the Wendcello subsidiary in June 2000.

Net cash used by financing activities was $46,000 in 2000 as compared with $850,000 being used in 1999. The $804,000 decrease in 2000 was primarily due to the repayment of the related party credit line in the amount of $775,000 and other related party debt of $147,000 in 1999, offset by the use of $28,000 used to purchase and acquire treasury stock in 2000.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates.


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a)       EXHIBITS.

         27. Financial Data Schedule

b)       REPORTS ON FORM 8K.

         The Company filed a form 8K on August 30, 2000

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FRM NEXUS, INC.

                                  By:    /S/ VICTOR BRODSKY
                                     ---------------------------

                                                                 Victor Brodsky
                                                             Vice President and
                                                        Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


Date: September 28, 2000