Form 10-Q
period 2000-11-30
FRMO CORP
filed 2001-01-16
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2000

        / / TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                   FRMO CORP.
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

                                 FRM NEXUS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)
               __________________________________________________

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 12, 2001: 1,800,000.

                                   FRMO CORP.

                           (FORMERLY FRM NEXUS, INC.)

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                                                        Page No.
                                                                        --------
PART I

         Item 1.  Financial Statements.....................................   2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   8

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.......................................................  23



PART II


         Item 6.  Exhibits and reports on form 8-K.........................  23

                           FRMO Corp. and Subsidiaries
                           (Formerly FRM Nexus, Inc.)

                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- November 30, 2000 (unaudited) and February 29, 2000........  3
Consolidated Statements of Operations (unaudited) -- Nine months and three months November 30, 2000 and 1999............................................  5
Consolidated Statement of Stockholders' Equity (unaudited) --
   Nine months ended November 30, 2000 ...................................................  6
Consolidated Statements of Cash Flows (unaudited) --
   Nine months ended November 30, 2000 and 1999...........................................  7
Notes to Consolidated Financial Statements (unaudited)....................................  8

                        FRMO Corp.and Subsidiaries
                        (Formerly FRM Nexus, Inc.)
                        Consolidated Balance Sheets



                                                                  NOVEMBER 30,          FEBRUARY 29,
                                                                     2000                   2000
                                                                     ----                   ----
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                         $  585,233            $  591,408
  Mortgage and notes receivable - current                             28,448                26,597
  Finance receivables, net                                         4,345,860             2,479,999
  Other current assets                                                97,379               103,994
                                                                  ----------            ----------
Total current assets                                               5,056,920             3,201,998
                                                                  ----------            ----------

Property and equipment:
  Property and equipment, at cost                                    537,428               348,575
  Less accumulated depreciation and amortization                     180,872               115,794
                                                                  ----------            ----------
                                                                     356,556               232,781
                                                                  ----------            ----------

Other assets:
  Real estate held for development and sale                          498,548               510,880
  Mortgage and notes receivable                                    3,131,110             3,152,683
  Accrued interest receivable - related party mortgage               321,150               321,150
  Loans receivable                                                   136,609                98,381
  Other                                                               61,544                95,991
  Net assets of discontinued operations                                   --             1,174,892
                                                                  ----------            ----------
Total other assets                                                 4,148,961             5,353,977
                                                                  ----------            ----------

Total assets                                                      $9,562,437            $8,788,756
                                                                  ==========            ==========

See notes to interim consolidated financial statements.

                        FRMO Corp. and Subsidiaries
                        (Formerly FRM Nexus, Inc.)
                  Consolidated Balance Sheets (continued)



                                                                                NOVEMBER 30,           FEBRUARY 29,
                                                                                   2000                    2000
                                                                                   ----                    ----
                                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                        $   308,022             $   213,683
  Current portion of notes payable                                                  58,254                  19,282
  Due to finance customers                                                       2,104,345               1,402,546
  Income taxes payable                                                              11,360                   5,367
  Other current liabilities                                                         34,258                  20,000
                                                                               -----------             -----------
Total current liabilities                                                        2,516,239               1,660,878
                                                                               -----------             -----------

Other liabilities:
  Notes payable, including $306,500
   payable to related party at November 30, 2000                                   378,299                  24,655
  Deferred income                                                                2,407,311               2,407,311
                                                                               -----------             -----------
Total other liabilities                                                          2,785,610               2,431,966
                                                                               -----------             -----------

Minority interest in subsidiary                                                    100,612                      --
                                                                               -----------             -----------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.10 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -  1,800,000 shares at November 30, 2000
    and 1,816,462 shares at February 29, 2000                                      180,000                 181,646
  Capital in excess of par value                                                 5,800,220               5,826,909
  Accumulated deficit                                                           (1,820,244)             (1,312,643)
                                                                               -----------             -----------
  Total stockholders' equity                                                     4,159,976               4,695,912
                                                                               -----------             -----------

Total liabilities and stockholders' equity                                     $ 9,562,437             $ 8,788,756
                                                                               ===========             ===========

See notes to interim consolidated financial statements.

                           FRMO Corp. and Subsidiaries
                           (Formerly FRM Nexus, Inc.)
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                  NOVEMBER 30,                    NOVEMBER 30,
                                                                              2000           1999           2000              1999
                                                                              ----           ----           ----              ----
REVENUES
  Sale of real estate                                                   $        --     $    85,000     $    69,000     $   296,000
  Rental income                                                              23,409          33,154          70,229          85,339
  Interest from mortgages                                                    22,832          58,062          68,942         174,592
  Income from the purchase
   and collections of medical receivables                                   301,735         197,932         745,114         807,513
  Medical management service fees                                           239,879              --         659,829              --
                                                                        -----------     -----------     -----------     -----------
  Total income                                                              587,855         374,148       1,613,114       1,363,444
                                                                        -----------     -----------     -----------     -----------
COSTS AND EXPENSES
  Real estate                                                                77,505         153,857         305,718         518,292
  Medical receivables                                                       323,485         357,586       1,063,211         988,402
  Medical management services                                               228,078              --         739,013              --
  Corporate expenses                                                        127,382         146,716         331,409         335,660
  Depreciation and amortization                                              22,176          15,774          65,076          44,029
                                                                        -----------     -----------     -----------     -----------
  Total costs and expenses                                                  778,626         673,933       2,504,427       1,886,383
                                                                        -----------     -----------     -----------     -----------

Loss from operations                                                       (190,771)       (299,785)       (891,313)       (522,939)
                                                                        -----------     -----------     -----------     -----------
Other income (expense):
  Interest income                                                             8,173           4,933          19,858           7,327
  Interest expense                                                           (5,558)         (6,183)        (19,432)        (37,895)
  Minority interest in net income of subsidiary                                (612)             --            (612)             --
                                                                        -----------     -----------     -----------     -----------
                                                                              2,003          (1,250)           (186)        (30,568)
                                                                        -----------     -----------     -----------     -----------

Loss from continuing operations before
  provision for income taxes                                               (188,768)       (301,035)       (891,499)       (553,507)

Provision for income taxes                                                    4,928           4,925          15,130          15,223
                                                                        -----------     -----------     -----------     -----------
Loss from continuing operations                                            (193,696)       (305,960)       (906,629)       (568,730)

Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $-0- for the three months ended November 30, 2000 and 1999, $381,182 and $96,303 for
  the nine months ended November 30, 2000 and 1999, respectively)                --          60,920         399,028         353,443
                                                                        -----------     -----------     -----------     -----------
Net Loss                                                                $  (193,696)    $  (245,040)    $  (507,601)    $  (215,287)
                                                                        ===========     ===========     ===========     ===========

Basic and diluted loss per common share:
  Loss from continuing operations                                       $     (0.11)    $     (0.17)    $     (0.50)    $     (0.31)
  Income from discontinued operations                                            --            0.03            0.22            0.19
                                                                        -----------     -----------     -----------     -----------
Basic and diluted loss per common share                                 $     (0.11)    $     (0.14)    $     (0.28)    $     (0.12)
                                                                        ===========     ===========     ===========     ===========

Number of shares used in computation of basic and
  diluted earnings per share                                              1,800,000       1,816,462       1,809,638       1,816,462
                                                                        ===========     ===========     ===========     ===========

See notes to interim consolidated financial statements.

                          FRMO Corp. and Subsidiaries
                           (Formerly FRM Nexus, Inc.)

                 Consolidated Statement of Stockholders' Equity

                  February 29, 2000 through November 30, 2000
                                   (unaudited)




                                        COMMON STOCK         ADDITIONAL                         TOTAL
                                   ---------------------       PAID-IN       (ACCUMULATED    STOCKHOLDERS'   COMPREHENSIVE
                                    SHARES        AMOUNT       CAPITAL         DEFICIT)         EQUITY       (LOSS) INCOME
                                    ------        ------     -----------       --------         ------       ------------
BALANCE, FEBRUARY 29, 2000        1,816,462     $ 181,646     $ 5,826,909     $(1,312,643)    $ 4,695,912

  PURCHASE AND RETIREMENT OF
    TREASURY STOCK                  (16,462)       (1,646)        (26,689)             --         (28,335)
  NET LOSS                               --            --              --        (507,601)       (507,601)    $(507,601)
                                                                                                              ---------
  COMPREHENSIVE LOSS                                                                                          $(507,601)
                                  ---------     ---------     -----------     -----------     -----------     =========
BALANCE, NOVEMBER 30, 2000        1,800,000     $ 180,000     $ 5,800,220     $(1,820,244)    $ 4,159,976
                                  =========     =========     ===========     ===========     ===========

See notes to interim consolidated financial statements.

                           FRMO Corp. and Subsidiaries
                           (Formerly FRM Nexus, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                           NINE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                     2000                     1999
                                                                                     ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (507,601)            $  (215,287)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                   65,076                  44,029
     Gain on sale of real estate held for development and sale                      (15,727)                 (7,903)
     Gain on sale of subsidiaries                                                  (381,182)                (96,303)
     Provision for bad debts                                                        207,590                  21,994
     Minority interest in net income of subsidiary                                      612                      --
     Changes in operating assets and liabilities:
        Collections from the sale of real estate held for
          development and sale, net of payment to participant                        69,000                 280,634
        Additions to real estate held for development and sale                      (40,941)                     --
        Prepaid expenses, miscellaneous receivables and other assets                 41,062                (107,554)
        Net assets of discontinued operations                                       (18,926)                (74,335)
        Accounts payable, accrued expenses and taxes                                100,332                 (68,824)
       Other current liabilities                                                     14,258                 (45,139)
                                                                                -----------             -----------
Net cash used in operating activities                                              (466,447)               (268,688)
                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                            (71,161)                (85,068)
Finance receivables                                                              (2,073,451)                418,598
Due to finance customers                                                            701,799                  45,294
Principal payments on notes receivable                                               19,722                  18,032
Loan receivable                                                                     (79,685)                     --
Principal payments on loan receivable                                                41,456                      --
Proceeds from sale of subsidiaries                                                1,575,000                 975,000
                                                                                -----------             -----------
Net cash provided by investing activities                                           113,680               1,371,856
                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                           726,500                  96,779
Principal payments on notes payable                                                (451,573)               (950,938)
Sale of equity by affiliate                                                         100,000
Purchase and retirement of treasury stock                                           (28,335)                     --
                                                                                -----------             -----------
Net cash provided by (used in) financing activities                                 346,592                (854,159)
                                                                                -----------             -----------

Net (decrease) increase in cash and cash equivalents                            $    (6,175)            $   249,009
Cash and cash equivalents, beginning of period                                      591,408                 253,012
                                                                                -----------             -----------

Cash and cash equivalents, end of period                                        $   585,233             $   502,021
                                                                                ===========             ===========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                   $    22,192             $    41,498
                                                                                ===========             ===========
Income taxes paid                                                               $    17,916             $    11,701
                                                                                ===========             ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                            $   117,689             $        --
                                                                                ===========             ===========

See notes to interim consolidated financial statements

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2000; results of operations for the nine months and three months ended November 30, 2000 and 1999; cash flows for the nine months ended November 30, 2000 and 1999; and changes in stockholders' equity for the nine months ended November 30, 2000. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2000. The consolidated balance sheet at February 29, 2000 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. ORGANIZATION OF THE COMPANY

On August 9, 2000, one of the Companies subsidiaries, PSI Food Services, Inc. amended its certificate of incorporation, changing its name to MFC Development Corp. ("MFC"). On August 31, 2000, the Company transferred to MFC all of its assets (except for $10,000), including ownership of all of its wholly owned subsidiaries and all of its liabilities. On August 31, 2000, FRMO filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRMO contemplates on or about November 30, 2000, or such later date as the registration of the common stock of MFC Development Corp. shall have become effective, distributing to its shareholders on the record date one share of MFC common stock for each one share of FRMO's outstanding common stock at the close of business on November 1, 2000 (the record date). There are presently 1,800,000 shares of common stock of FRMO outstanding. On October 19, 2000 FRMO filed Form 8-K with the Securities and Exchange Commission, which disclosed the board of directors' approval of the distribution. MFC filed a Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1 and 2 to Form 10 were filed on November 20, 2000 and December 6, 2000. The Company is currently waiting for any further comment from the Securities and Exchange Commission.

In addition to the two operating divisions of the Company, real estate and medical, a new division, Capco was formed during the quarter ended November 30, 2000. Operation of the Capco division commenced on September 14, 2000, when the Articles of

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. ORGANIZATION OF THE COMPANY (CONTINUED)

Organization in New York State for FRM N.Y. Capital LLC, an 80% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of the Company, were filed. This LLC was formed for the purpose of being approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco") under the Capco Program Three. A "certified capital company" as used in this context is a "for profit" entity, such as a limited liability company, located and qualified to conduct business in New York State which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Capco was approved on November 28, 2000 and certified to participate in New York's Capco Program Three. The Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into providing venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

On November 29, 2000, the Company amended its certificate of incorporation and changed its name from FRM Nexus, Inc. to FRMO Corp.

3. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                NOVEMBER 30,        FEBRUARY 29,
                                                  2000                 2000
                                                  ----                 ----
   Gross finance receivables                    $5,213,989          $2,958,825
   Allowance for credit losses                    (420,078)           (212,488)
   Deferred finance income                        (448,051)           (266,338)
                                                ----------          ----------
                                                $4,345,860          $2,479,999
                                                ==========          ==========


These receivables are collateral for a line of credit (see note 5).

The Company purchases the receivables and has the right to return the "invalid receivables". By contractual definition these are receivables that have not been recovered from insurance companies because of denials, requests for additional information not readily available, or a matter under investigation within 180 days of the purchase date. For receivables purchased in the years ended February 29, 2000 and February 28, 1999 and the three months ended May 31, 2000 (unaudited) the Company returned approximately 21%, 17% and 19%, respectively. The Company does not expect the trend of returned receivables to change in the future.

In addition to the right to return the invalid receivables to the Seller, the Company has the right to offset any of its obligations to the Seller by any invalid receivables. As a result of the right of return and right of offset features, the Company believes that a valuation allowance generally is not required for these receivables.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              NOVEMBER 30,        FEBRUARY 29,
                                                                  2000               2000
                                                                  ----               ----
     Leasehold improvements                                    $ 52,902            $ 51,402
     Computer equipment                                         222,993             173,414
     Medical equipment                                           46,350              32,500
     Equipment under capital leases                             185,060              67,371
     Other equipment and furniture                               30,123              23,888
                                                               --------            --------
                                                                537,428             348,575
     Less accumulated depreciation and amortization             180,872             115,794
                                                               --------            --------
     Property and equipment, net                               $356,556            $232,781
                                                               ========            ========

As of November 30, 2000 and February 29, 2000, accumulated amortization of equipment under capital leases was $40,617 and $21,699.

Depreciation expense for the nine months ended November 30, 2000 and 1999, which includes amortization under capital leases was $65,076 and $44,029.

5. NOTES PAYABLE

Notes payable include the following:

                                         NOVEMBER 30,       FEBRUARY 29,
                                            2000               2000
                                            ----               ----
     Related party credit line            $306,500            $    --
     Related party escrow loan                  --                 --
     Capital lease obligations             130,053             43,937
                                          --------            -------
                                           436,553             43,937
     Less current maturities                58,254             19,282
                                          --------            -------
     Long-term debt                       $378,299            $24,655
                                          ========            =======

Related Party Credit Lines: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares, which are owned by his two children. The line was terminated by mutual consent of both parties upon full repayment on June 21, 2000 of the outstanding balance of $200,000. Interest was calculated at a rate of 12% per annum.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. NOTES PAYABLE (CONTINUED)

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder of the Company. In December 2000, the line of credit was increased to $658,000. The line, under which there was an outstanding balance of $306,500 at November 30, 2000, expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months (see
Note 3) equal to at least 222% of the principal sum outstanding under the line.

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to place in an escrow account until March 15, 2001 an investment portfolio, which at the time was valued at $240,000, for the benefit of the Medical Financial Corp. subsidiary. This investment portfolio was held in escrow and used as collateral for the purpose of obtaining margin loans. All risks and rewards of the investment portfolio pass to the related party. The Company, being the primary obligor on the margin loans, is responsible for the repayment of the loans. The margin loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables. On June 26, 2000, the then outstanding balance of $170,000 was paid in full. On June 30, 2000, the line was terminated by mutual consent of both parties.

Interest expense on these related party borrowings was $10,358 and $33,738 for the nine months ended November 30, 2000 and 1999.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $5,782 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:

                                                NOTES          CAPITAL LEASE
                                               PAYABLE          OBLIGATIONS           TOTAL
                                               -------         -------------          -----
     2001 (three months)                     $     --            $ 17,347            $ 17,347
     2002                                          --              66,625              66,625
     2003                                     306,500              51,624             358,124
     2004                                          --              11,393              11,393
                                             --------            --------            --------
                                              306,500             146,989             453,489
     Amount representing interest                  --              16,936              16,936
                                             --------            --------            --------
     Total (a)                               $306,500            $130,053            $436,553
                                             ========            ========            ========

(a) -- Total capital lease obligations represent present value of minimum lease payments.


6. MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the Company's operating leases for the years ending February 28:

                   2001 (three months)            $ 42,100
                   2002                            139,600
                   2003                            130,920
                   2004                            133,556
                   2005                            138,744
                   Thereafter                      160,800
                                                  --------
                 Total                            $745,720
                                                  ========

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. INCOME TAXES

The provision for income taxes consist of the following:

                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                      NOVEMBER 30,                         NOVEMBER 30,
                                2000              1999               2000               1999
                                ----              ----               ----               ----
        Current:
        Federal                $   --            $   --            $    --            $    --
        State                   4,928             4,925             15,130             15,223
                               ------            ------            -------            -------
     Total current              4,928             4,925             15,130             15,223
                               ------            ------            -------            -------

     Deferred:
        Federal                    --                --                 --                 --
        State                      --                --                 --                 --
                               ------            ------            -------            -------
     Total deferred                --                --                 --                 --
                               ------            ------            -------            -------
     Total                     $4,928            $4,925            $15,130            $15,223
                               ======            ======            =======            =======

8. DISCONTINUED OPERATIONS

On May 14, 1999 the Company sold Wendclark, Inc., one of the two subsidiaries that operated in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303, which was recorded during the three months ended May 31, 1999. As a result of this sale, $2,342,555 of debt that was carried by Wendclark was assumed by the buyer. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale of Wendcello Corp., including all of its assets and liabilities, and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of this sale, $125,000 of current debt that was carried on Wendcello was eliminated. During the period from May 23, 2000 (the measurement date for discontinuing operations of the food service division) to June 20, 2000 (disposal date), net income from operations of the discontinued food service division was $11,700. The results of operations of both subsidiaries have been classified as discontinued operations and prior periods have been restated.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8. DISCONTINUED OPERATIONS (CONTINUED)

The net assets of the discontinued operations are as follows:

                                                       NOVEMBER 30         FEBRUARY 29
                                                          2000                2000
                                                          ----                ----
Cash & cash equivalents                                   $ --            $   328,607
Inventories                                                 --                 62,360
Other current assets                                        --                146,552
Property and equipment, at cost                             --              2,352,846
Less accumulated depreciation and amortization              --             (1,548,005)
Other assets                                                --                536,579
                                                          ----            -----------
Total assets                                                --              1,878,939
                                                          ----            -----------

Accounts payable and accrued expenses                       --                554,397
Other current liabilities                                   --                149,650
                                                          ----            -----------
Total liabilities                                           --                704,047
                                                          ----            -----------

Net assets of discontinued operations                     $ --            $ 1,174,892
                                                          ====            ===========

A summary of the results of discontinued operations for the food services division is as follows for the nine months and three months ended:

                                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                                               NOVEMBER 30                                   NOVEMBER 30
                                        2000                 1999                    2000                   1999
                                        ----                 ----                    ----                   ----
Operating revenues, including
gain on sale of subsidiary of $-0-
for three months ended November
30, 2000 and 1999, $381,182 for
the nine months ended November 30,
2000 and $96,303 for the nine
months ended November
30, 1999                              $    --            $ 2,702,854             $ 3,714,425             $9,596,003
Operating expenses                         --              2,644,474               3,316,091              9,201,153
                                      -------            -----------             -----------             ----------
Income from operations                     --                 58,380                 398,334                394,850
Interest expense, net of
    interest (income)                      --                 (1,290)                 (1,774)                41,407
                                      -------            -----------             -----------             ----------
Income before income taxes                 --                 59,670                 400,108                353,443
Income taxes                               --                 (1,250)                  1,080                     --
                                      -------            -----------             -----------             ----------
Income from discontinued
operations, net of taxes              $    --            $    60,920             $   399,028             $  353,443
                                      =======            ===========             ===========             ==========

9. MINORITY INTEREST

Minority interest in subsidiary represents the remaining 20% ownership of the Class A members of FRM NY Capital, LLC, the subsidiary that operates in the Capco division.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical (3) capco and (4) other, which is comprised of corporate overhead and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical segment operates in New York and New Jersey. The capco segment was formed on September 14, 2000 and operates only in New York.

Upon the certification of Capco by New York State on November 28, 2000, an insurance company can purchase up to $10 million of debt of Capco and receive a dollar-for-dollar tax credit spread out over a 10 year period beginning in 2002. Such an investing insurance company is called a "Certified Investor" and Capco will seek one or more such investors for $10 million. Capco Program Three authorizes state tax credits of up to $150 million for all insurance company participants. Capco will use (i) its own capital of $500,000, 80% of which was supplied by the Company and 20% by Daniel Elstein who was a director of FRM Corp. in 1997-1998, plus (ii) the investment of the Certified Investor to take substantial equity interests in New York companies in order to encourage and assist them in creating, developing and expanding their business. Capco's emphasis will be on viable small business enterprises which have had difficulty in attracting institutional venture capital and which will expand employment opportunities in New York, thereby promoting the growth of the State's economy. By virtue of the equity interests, Capco obtains in the Qualified Businesses, or through contemporaneous agreements, it is expected that it will be a significant factor in the direction and control of the Qualified Businesses in which it invests its funds. Capco's mission is to be an active participant with the management of its selected companies, in order to grow the values of the qualified company, its own investment therein and the interest of the Certified Investor at the same time that the enterprise contributes to more jobs and growth in New York State. As of November 30, 2000, Capco had not yet commenced operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Form 10-K for the year ended February 29, 2000. All inter-segment balances have been eliminated. Inter-segment balances that have not been capitalized, bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the nine months and three months ended November 30, 2000 and 1999 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                           FRMO CORP. AND SUBSIDIARIES
                           (FORMERLY FRM NEXUS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                     REAL
                                                    ESTATE           MEDICAL            CAPCO             OTHER              TOTAL
                                                    ------           -------            -----             -----              -----
THREE MONTHS ENDED NOVEMBER 30, 2000
  Total revenue from external customers        $    46,241       $   541,614       $        --       $        --       $    587,855
  Loss from operations                             (32,193)          (30,259)               --          (128,319)          (190,771)
  Interest income (expense), net                     8,500            (9,038)            3,153                --              2,615
  Minority interest                                     --                --              (612)               --               (612)
  (Loss) income from continuing operations
    before provision for income taxes              (23,693)          (39,297)            2,541          (128,319)          (188,768)

  Capital expenditures                               4,322             5,818                --                --             10,140
  Depreciation and amortization                        929            20,310                --               937             22,176
THREE MONTHS ENDED NOVEMBER 30, 1999
  Total revenue from external customers        $   176,216       $   197,932       $        --       $        --       $    374,148
  Income (loss) from operations                     19,909          (172,978)               --          (146,716)          (299,785)
  Interest income (expense), net                    51,036           (52,286)               --                --             (1,250)
  Minority interest                                     --                --                --                --                 --
  Income (loss) from continuing operations
    before provision for income taxes               70,945          (225,264)               --          (146,716)          (301,035)

  Capital expenditures                               4,185            12,229                --             1,248             17,662
  Depreciation and amortization                      2,450            13,324                --                --             15,774
NINE MONTHS ENDED NOVEMBER 30, 2000
  Total revenue from external customers        $   208,171       $ 1,404,943       $        --       $        --       $  1,613,114
  (Loss) from operations                           (99,690)         (457,402)               --          (334,221)          (891,313)
  Interest income (expense), net                    30,782           (33,509)            3,153                --                426
  Minority interest                                     --                --              (612)               --               (612)
  (Loss) income from continuing operations
    before provision for income taxes              (68,908)         (490,911)            2,541          (334,221)          (891,499)

  Assets - continuing                            4,037,767         5,004,045           503,072            17,553          9,562,437
  Assets - discontinued                                 --                --                --                --                 --
  Total assets                                   4,037,767         5,004,045           503,072            17,553          9,562,437

  Capital expenditures                               4,322           184,028                --               500            188,850
  Depreciation and amortization                      2,143            60,121                --             2,812             65,076
NINE MONTHS ENDED NOVEMBER 30, 1999
  Total revenue from external customers        $   555,931       $   807,513       $        --       $        --       $  1,363,444
  Income (loss) from operations                     31,968          (219,247)               --          (335,660)          (522,939)
  Interest income (expense), net                   129,454          (160,022)               --                --            (30,568)
  Minority interest                                     --                --                --                --                 --
  Income (loss) from continuing operations
    before provision for income taxes              161,422          (379,269)               --          (335,660)          (553,507)

  Assets - continuing                            5,108,194         3,019,441                --            21,262          8,148,897
  Assets - discontinued                                 --                --                --         1,875,872          1,875,872
  Total assets                                   5,108,194         3,019,441                --         1,897,134         10,024,769

  Capital expenditures                               4,185            79,635                --             1,248             85,068
  Depreciation and amortization                      5,671            38,358                --                --             44,029

                           FRMO CORP. AND SUBSIDIARIES

 Aug 31:
 2000
  Total revenue from external customers            161,930           863,329                --         1,025,259
  (Loss) income from operations                    (67,497)         (427,143)         (205,902)         (700,542)
  Interest expense, net                             22,282           (24,471)               --            (2,189)
   (Loss) income from continuing operations
     before provision for income taxes             (45,215)         (451,614)         (205,902)         (702,731)

   Assets - continuing                           4,618,228         4,447,413            18,491         9,084,132
   Assets - discontinued                                --                --                --                --
  Total assets                                   4,618,228         4,447,413            18,491         9,084,132

  Capital expenditures                                  --           178,210               500           178,710
  Depreciation and amortization                      1,214            39,811             1,875            42,900

 1999
  Total revenue from external customers            379,715           609,581                --           989,296
  Income (loss) from operations                     12,059           (46,269)         (188,944)         (223,154)
  Interest expense, net                             78,418          (107,736)               --           (29,318)
   (Loss) income from continuing operations
     before provision for income taxes              90,477          (154,005)         (188,944)         (252,472)

   Assets - continuing                           5,068,430         2,969,225             3,169         8,040,824
   Assets - discontinued                                --                --         1,356,466         1,356,466
  Total assets                                   5,068,430         2,969,225         1,359,635         9,397,290

  Capital expenditures                                  --            67,406                --            67,406
  Depreciation and amortization                      3,221            25,034                --            28,255

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 2000 and 1999. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in the 2000 10-K.


OVERVIEW

FRMO generates revenues from two business segments: real estate and medical. A third segment, Capco, was formed during the three months ended November 30, 2000 and was not yet operational. The real estate segment consists of various parcels of real estate, held for future development and sale, in which co-investors also have interests, and mortgage notes receivable on two properties that were previously sold. The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee. The Capco segment consists of an 80% ownership in FRM NY Capital, LLC, a certified capital company as described in Note 2 and Note 10 of the consolidated financial statements.

Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

On August 9, 2000, one of the Companies subsidiaries, PSI Food Services, Inc. amended its certificate of incorporation, changing its name to MFC Development Corp. ("MFC"). On August 31, 2000, the Company transferred to MFC all of its assets (except for $10,000), including ownership of all of its wholly owned subsidiaries and all of its liabilities. On August 31, 2000, FRMO filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRMO contemplates on or about November 30, 2000, or such later date as the registration of the common stock of MFC Development Corp. shall have become effective, distributing to its shareholders on the record date one share of MFC common stock for each one share of FRMO's outstanding common stock at the close of business on November 1, 2000 (the record date). There are presently 1,800,000 shares of common stock of FRMO outstanding. MFC filed a Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1 and 2 to Form 10 were filed on November 20, 2000 and December 6, 2000. The Company is currently waiting for any further comment from the Securities and Exchange Commission.


RESULTS OF OPERATIONS

2000 PERIOD COMPARED TO THE 1999 PERIOD

The Company's revenues from continuing operations increased by $214,000 or 57%, for the three months ended November 30, 2000 ("2000") to $588,000 from $374,000 for the three months ended November 30, 1999 ("1999"). The Company's revenues from continuing operations increased by $250,000 or 18%, for the nine months ended November 30, 2000 ("2000") to $1,613,000 from $1,363,000 for the nine months ended November 30, 1999 ("1999"). The increase in both the nine month and three month periods was a result of an increase in the medical division, offset by decreased revenues in the real estate division.

Revenue in the real estate division decreased in 2000 by $130,000, to $46,000 for the three month period and decreased by $348,000 to $208,000 for the nine month period. The decrease in revenue in both the three month and nine month periods were due to decreases of $85,000 and $227,000 in the sales of real estate in the three month and nine month periods ended in 2000 as compared to 1999. Rental income decreased by $10,000 and $15,000 in the three months and nine months ended in 2000 because rent is no longer being received on the properties that were sold during the remainder of fiscal 2000. The $35,000 and $106,000 decrease in the three months and nine months ended in 2000 in interest from mortgages was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest is no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 has not been paid.

The $344,000 increase in revenues in the medical division for the three month period ended in 2000 was due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The $597,000 net increase in revenue in the medical division for the nine month period ended in 2000 was due to an increase in management fees, offset by a decrease of fees from the purchase and collection of medical claims.

The increase in management fees of $240,000 and $660,000 for the three months and nine months ended in 2000, was a result of the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. Two other finance client's practices were managed for a temporary period in 2000. These fees are net of reserves of $70,000 and $190,000 for the three months and nine months ended November 30, 2000.

The increase in earned fees from the purchase and collection of medical claims of $104,000 for the three month period was due to an increase in medical claims purchased in current and earlier periods, which resulted in an increase in revenue recognition over the period of collections, which is usually six months. The increase in claims purchased was due to the Company obtaining new clients and additional purchases from existing clients. The increase in purchases during the three months ended in 2000 resulted in an overall increase in purchases of $1,653,000 during the nine month period ended in 2000 as compared to the same nine month period ended in 1999. The income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period. The decrease in earned fees of $63,000 for the nine month period was due to a decrease in medical claims purchased in earlier periods, which resulted in a decrease in revenue recognition over the period of collections, which is usually six months. The decrease in claims purchased in earlier periods was due to the Company's decision to be more selective in the bill purchasing process. Since the Company has become more selective in determining which bills to purchase, the collection process is more efficient, since the insurance companies are less likely to delay or question certain procedures. This reduces the cost and time of the Company's collection effort for each bill and results in a more rapid collection of the receivable.

Costs and expenses from continuing operations increased by $105,000, or 16%, for the three months ended in 2000, to $779,000 as compared to $674,000 for the same period ended in 1999. Costs and expenses from continuing operations increased by $618,000, or 33%, for the nine months ended in 2000, to $2,504,000 as compared to $1,886,000 for the same period ended in 1999. The net increase for the three months ended in 2000 was due to increases of $194,000 in the medical division and $6,000 in depreciation and amortization, which were offset by decreases of $76,000 in the real estate division and $19,000 in corporate expenses. The net increase for the nine months ended in 2000 was due to increases of $814,000 in the medical division and $21,000 in depreciation and amortization, which were offset by decreases of $213,000 in the real estate division and $4,000 in corporate expenses.

The decrease in costs and expenses in the real estate division in both the three month and nine month periods ended in 2000 were due to a decrease in the amount of properties sold in 2000, which results in a decrease in the cost of sales. Operating expenses also decreased in 2000, after a portion of the Hunter property and all of the Brookfield property were sold during the last three quarters of fiscal 2000.

The costs and expenses in the medical division for the three month and nine month periods ended in 2000 was $552,000 and $1,802,000. The net increase of $194,000 for the three month period was due to expenses of $228,000 that are related to the three new subsidiaries that were formed in 2000 to manage the operations of certain medical practices, offset by a decrease of $34,000 in medical receivable expenses. The decrease in medical receivable expenses is primarily due to a reduction of the amount of bad debt reserves for the three month period ended in 2000.

The increase of $814,000 for the nine month period was due to expenses of $739,000 that are related to the three new subsidiaries and a $75,000 increase in medical receivable expenses. The $75,000 increase in medical receivable expenses in the nine month period is attributable to additional expenses incurred that were needed to properly service the current additions and projected increases to the client base. These expenses included additional (i) staff and related employment costs, in part due to reclassifying a portion of executive salaries from corporate, part due to the hiring of additional employees and part due to annual salary increases, (ii) occupancy and office costs, (iii) arbitration costs in connection with the collection of claims receivable and (iv) closing costs that are related to new clients. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees.

The decrease in corporate expenses of $19,000 and $4,000 in the three month and nine month periods ended in 2000 is primarily due to reductions and reallocations of professional fees to the medical division. The increase in depreciation and amortization of $6,000 and $21,000 in the three month and nine month periods ended in 2000 is attributable to additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense for the three months ended 2000 was $6,000, unchanged from 1999. Interest expense for the nine months ended 2000 was $19,000, a decrease of $19,000 from $38,000 in 1999. The decrease was attributable to the debt that was eliminated in 1999 when a portion of the proceeds from the sale of the Wendclark subsidiary was used to repay amounts that had been borrowed to finance the purchase of medical claims receivable, offset by acquisition, by capital lease, of an MRI machine in the medical division.

Income from discontinued operations for the three month period, which included the operations of the Wendcello subsidiary in 1999, decreased by $61,000 to nothing in 2000, due to the sale of that subsidiary in the quarter ended August 31, 2000. The increase for the nine month period was $46,000, to $399,000 in 2000. The increases in 2000 were primarily due to the gain of $381,000 from the sale of the Wendcello subsidiary in the nine month period. The increase in nine month period, which included the gain on sale of Wendcello were offset by the profits from that subsidiary that were included in the entire 1999 period.

For the reasons noted above, the Company's net loss was reduced by $51,000 for the three months ended in 2000 to $194,000 as compared to a net loss of $245,000 in 1999. The loss for the nine month period in 2000 was $508,000, $293,000 greater than the loss of $215,000 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the nine months ended November 30, 2000 resulted in a decrease of cash in the amount of $6,000. The Company expects the continued growth of its medical division to increase based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from the balance of the $658,000 credit line. Additional funds may be provided for from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the year ended

February 29, 2000 and the nine months ended November 30, 2000. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002, however, interest payments in the amount of $30,000 are due annually. The annual payment that was due on February 29, 2000 has not been paid, which resulted in the suspension of interest being accrued.

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

Cash used by operations during the nine months ended November 30, 2000 was $466,000, as compared to $269,000 being used in the same period in 1999. The $197,000 increase in the use of cash in 2000 was due to a net loss for the nine months ended in 2000 of $508,000 (net of $381,000 gain on sale of subsidiary and $208,000 provision for bad debts) as compared to a net loss of $215,000 (net of $96,000 gain on sale of subsidiary and $22,000 provision for bad debts) in 1999, a decrease in the sale of real estate, which resulted in a decrease in collections of $212,000, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash provided by investing activities was $114,000 for the nine months ended in 2000 as compared with $1,372,000 being provided in 1999. The net decrease of $1,258,000 was primarily due to the increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $1,372,000 in 2000, compared to a $464,000 decrease in 1999. The increase in 2000 was attributable to a greater amount of bills purchased, beginning during the month of May from new clients. The use of cash by the medical division was offset by an increase of $600,000 from discontinued operations, resulting from the sale of the Wendcello subsidiary in June 2000.

Net cash provided by financing activities was $347,000 in 2000 as compared with $854,000 being used in 1999. The $1,201,000 increase in 2000 was primarily due to $275,000 of net borrowing in 2000 as compared to $854,000 of net debt repayments in 1999. In addition, the company received $100,000 from a minority interest in 2000. These proceeds were offset by the use of $28,000 to purchase and acquire treasury stock in 2000.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective March 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

The Company expects to adopt Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements in the quarter starting December 1, 2000. SAB 101 requires revenue to either be realized or realizable and earned prior to recognition. This generally does not occur until there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.The Company does not anticipate that the adoption of SAB 101 will have any impact on the Company's current and prior revenue recognition policies and its results of operations or financial position.



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



                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a) EXHIBITS.

   None

b) REPORTS ON FORM 8K.

   The Company filed a form 8K on October 19, 2000

                                  SIGNATURE
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRMO CORP.

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



Date: January 12, 2001