Form 10-K405
period 2001-02-28
FRMO CORP
filed 2001-05-29
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      /x/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: February 28, 2001

      / /   TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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

                               Title of Each Class
                          Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

      The aggregate market value of the voting stock held by non-affiliates of the registrant at May 21, 2001 was $1,776,013.

      The number of shares outstanding of the registrant's Common Stock as of May 21, 2001 was 36,080,003 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2001.

                                   FRMO CORP.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

                                                                                 Page No.
                                                                                 --------
PART I

      Item 1.     Business......................................................   1
      Item 2.     Properties....................................................   6
      Item 3.     Legal Proceedings.............................................   6
      Item 4.     Submission of Matters to a Vote of Security Holders
                        and Other Information ..................................   6


PART II

      Item 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters....................................   8
      Item 6.     Selected Financial Data.......................................   9
      Item 7.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.....................   9
      Item 7A.    Quantitative and Qualitative Disclosures About
                        Market Risk.............................................  11
      Item 8.     Financial Statements and Supplementary Data...................  11
      Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure.....................  11


PART III

      Item 10.    Directors and Executive Officers of the Registrant............  12
      Item 11.    Executive Compensation........................................  12
      Item 12.    Security Ownership of Certain Beneficial Owners
                        and Management..........................................  12
      Item 13.    Certain Relationships and Related Transactions................  12


PART IV

      Item 14.    Exhibits, Financial Statements, Schedules
                        and Reports on Form 8-K  ...............................  13

                                     PART I


ITEM 1.   BUSINESS


ORGANIZATION OF THE COMPANY


FRMO CORP. (the "Company or "FRM") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp. ("MFC"). On August 31, 2000, FRM transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries, subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of the common shares of MFC to the Company's shareholders.

SPIN-OFF OF MFC

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing to its shareholders one share of MFC common stock for each one share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). On October 19, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed the board of directors' approval of the distribution. MFC filed a Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1, 2 and 3 to Form 10 were filed on November 20, 2000, December 6, 2000 and January 16, 2001. The MFC shares were distributed on January 23, 2001.

After January 23, 2001 FRM has had no further interest in MFC and it owns no shares of MFC stock. The market value of MFC common stock at the date of distribution was $1.00 per share but that is not taxable as ordinary income to FRM's shareholders. Instead the $1.00 per share is the tax basis for the MFC stock distributed in the spin-off. Shareholders' tax basis in their FRM shares is reduced by $1.00 but not below zero. If $1.00 per share exceeds the shareholder's basis before such reduction, the excess is treated as capital gain. Because FRM and MFC were under common control, the spin-off transaction has been accounted for on FRM's books in a manner similar to a reverse pooling of interests with FRM having a new start on January 23, 2001 with $10,000 in assets, no liabilities and 1,800,000 shares of common stock outstanding.

FRM CONTROL GROUP

After the spin-off, FRM was recapitalized privately by the FRM Control Group (described below) purchasing 34,200,000 shares of common stock for $3,258,000 ($0.095 per share). By retaining only $10,000 in cash in FRM, the shareholders' book value for the 1,800,000 shares outstanding was less than $.01 per share. By fixing the price that the new Control Group paid for their 95% ownership at

$.095 per share, the existing shareholders realized an increase in book value from about $.01 per share to about $.091 per share and the shares of the new FRM Control Group were diluted from about $.095 to about $.091 per share. Book value of FRM did not take into account its existing structure and status as a public company with a reporting history which was considered in the transaction. The FRM Control Group has benefitted from that as well as the $10,000 in cash remaining in FRM.

Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which includes the other persons who purchased the shares for the consideration stated below. Messrs. Stahl and Bregman have worked together at Horizon Research Group since 1994 and before that at Bankers Trust Company. They are also part of the ownership of Kinetics Asset Management, Inc., which is the investment adviser to several mutual funds, including The Internet Fund.

The 34,200,000 shares of common stock of FRM sold after the spin-off distribution date were issued to the FRM Control Group as follows:

            (i) 28,800,000 shares of common stock of FRM Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group will be in control of FRM Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRM the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRM in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the pro-rata share of the dividends it currently receives from Kinetics without, as a condition thereof, paying toward the fixed purchase price of its FRM shares the after-tax proceeds of that part divested, as if the divestiture had not occurred.

            (ii) 3,600,000 shares of common stock of FRM were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRM, together with members of his family, for

      $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRM in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid.

            (iii) 1,800,000 shares of common stock of FRM were issued to Lawrence J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRM and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRM.



BUSINESS OF FRM

FRMO Corp. is primarily a Financial Risk Management Organization in that the experience of its management as described herein has been in the analysis and research of public companies. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRM. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRM to maximize its return on this form of asset. The identification of any business opportunities will follow the process whereby Horizon Research Group selects and evaluates investment opportunities and strategies.

Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of information-poor, under researched companies and strategies to identify the complex or overlooked situations that can offer an advantage to the investor. Horizon's research periodicals organize the investment universe by functional sector rather than by the standard division by industry sector. Among its publications are The Contrarian Research Report, The Spin-Off Report, The Intangible Asset Report, The Hidden Asset Report, The Devil's Advocate, The Convertible Arbitrage Report, and The Skeptic's Almanac. These reports are addressed to investment managers, but the concepts and process behind them are expected to serve FRM's efforts to identify business opportunities in public and private ventures.

THE CONTRARIAN RESEARCH REPORT identifies any security that offers investors an asymmetric return -- that is, where the likelihood of a positive return far outweighs the likelihood of a loss. Its philosophy is to seek out-of-favor investments whose low valuations serve to minimize risk, in contradistinction to the search for maximum return with little regard for the consequences of being in error.

THE SPIN-OFF REPORT provides an in-depth fundamental analysis of every domestic tax-free spin-off, as well as a monthly calendar that monitors spin-offs in progress. It is the only such publication of its kind and the only comprehensive source of information about the spin-off market, which is a classic source of inefficiently priced securities. Bits & Pieces, a second monthly calendar, highlights equity arbitrage opportunities for the hedge-fund community.

THE INTANGIBLE ASSET REPORT is dedicated to the identification of companies that are notable for a unique asset, strategy or niche, or for the intangible human element behind value creation.

THE HIDDEN ASSET REPORT is a monthly publication that focuses on growth stocks that represent either an under valuation opportunity relative to typical growth stock benchmarks, or an emerging theme. They usually include an asset or strategic opportunity that has not yet been expressed in the financial statements, which are necessarily backward looking and therefore cannot be screened for.

THE DEVIL'S ADVOCATE identifies and analyzes companies whose shares are demonstrably overvalued. Typically, the report includes a specific strategy whereby a short sale can be created in a manner that substantially eliminates or reduces the risks ordinarily borne by the short seller.

THE CONVERTIBLE ARBITRAGE REPORT is geared specifically to the hedge fund community. It identifies two or more securities of the same company that are severely mis-priced relative to one another and the mechanism by which an arbitrageur can profit from this gap.

THE SKEPTIC'S ALMANAC is a journal that investigates the process of investing rather than investments per se.

SPECIFIC BUSINESS ACTIVITIES

Since its new start on January 23, 2001, FRM completed the following transactions by February 28, 2001, the close of its fiscal year:

      (i) The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

      (ii) A consulting agreement has been signed effective January 1, 2001 whereby FRM will receive $21,600 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund which owns 218,000 shares of common stock of FRM.

In the current fiscal year beginning March 1, 2001, FRM is engaged in the following specific business activities:

      (iii) In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. Its Net Asset Value (NAV) at May 11, 2001 was up 21.54% from May 10, 2000, compared to the S & P 500 Index, which at May 11, 2001 was down 8.87% from May 10, 2000.

      (iv) In May 2001, FRM acquired the research service fees that Horizon Research Group will receive from The Middle East Growth Fund in exchange for 3,456 shares of FRM common stock. While the fees are minimal at the present time, management believes that they will grow in future years.

      (v) FRM has established three programs based on different investment strategies designed by its personnel for which consultant fees are paid to the Company that are asset based in nature. One program is a private hedge fund of accredited investors including the Company operated by a limited partnership in which FRM is the General Partner. A second program involves a manager of a private investment fund who will implement an investment strategy designed for the fund whereby consulting fees are paid to the Company or for its personnel who may be outsourced to the manager. The third program is to enhance the growth of small mutual funds, which will enter into new research agreements with FRMO to focus on the funds' market sector or corporate strategy. These programs are new, are in a development stage and are not expected to provide substantial revenues in the current fiscal year.


MARKETING

Currently, the marketing of the Company's services and programs is by the officers of the Company. FRM has established its own website at www.frmo.com which will be enhanced this year to aid in the marketing effort.


COMPETITION

The Company's business activities are founded on the independent research experience of its personnel who provide in-depth analysis of information-poor, under-researched companies and strategies to find the complex or overlooked situations which can offer an advantage to the investor. This research is distinct from but competes with the traditional "sell side" research supported by the trading commissions and corporate finance fees of brokerage firms which produce the great majority of "Wall Street" research. The Company also competes with a wide variety of independent entities which sell periodicals and research that is paid for by subscription or fees of its readers. The Company is small in relation to such competitors but its services and programs are designed to reach a niche market of sophisticated analysts and accredited investors.


TRADEMARKS  -     None.


EMPLOYEES

As of February 28, 2001, the Company had no paid employees

REGULATORY LAWS

The Company is in compliance with the regulatory laws that relate to its business activities. Its operations do not fall within the definition of an investment company so as to require it to register under the Investment Company Act of 1940.



ITEM 2.   PROPERTIES

None.



ITEM 3.   LEGAL PROCEEDINGS

FRM is not a party to any material litigation.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER
          INFORMATION

None, other than the election of directors on January 23, 2001.

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

When the Company uses the words "estimates", "expects", "anticipates", "believes", "plans", "intends", and variations of such words or similar expressions, they are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date they are made. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after that date or to reflect the occurrence of anticipated events.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS


Registration and Market Prices of Common Stock

The authorized capital stock of the Company consists of 92,000,000 shares, of which, 90,000,000 are shares of common stock, $.001 par value and 2,000,000 shares are preferred stock, $.001 par value. 36,000,000 shares of common stock were outstanding on February 28, 2001 and 36,080,003 shares were outstanding on May 21,2001. No preferred shares are outstanding. Subject to any prior rights of the Company's preferred shareholders, FRM's common shareholders are entitled:

      - to receive dividends as are declared by FRM's Board of Directors out of funds legally available; and

      -     to full voting rights, each share being entitled to one vote.

      The FRM Board of Directors may issue additional authorized shares of FRM common stock without shareholder approval. FRM shareholders do not have any cumulative rights or any preemptive rights to subscribe for additional securities that FRM may issue without obtaining shareholder consent. Subject to any prior rights of the holders of any preferred stock then outstanding, in the event of liquidation, dissolution, or winding up of the company, common shareholders would be entitled to receive, on a pro rate basis, any assets distributable to shareholders in respect of shares by them.

The FRM certificate of incorporation authorizes the issuance by FRM of up to 2,000,000 shares of FRM preferred stock, none of which is issued and outstanding. The FRM Board of Directors may issue its preferred stock without obtaining shareholder consent in one or more series at a time or times and for consideration or considerations as its Board of Directors may determine. The Board of Directors is authorized by the FRM certificate of incorporation to provide at any time for the issuance of FRM preferred stock with the rights, preferences, and limitations as established by the Board.

The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and trades on the NASDAQ Bulletin Board under the symbol FRMO. Since the Company's post spin-off-new-business start on January 23, 2001 the range of high and low bid quotations in the fourth quarter of its last fiscal year ended February 28, 2001 (namely from January 23 to February 28,
2001) was $.625 low bid and $1.5625 high bid as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions. The high bid and low asked quotation on May 21, 2001 was $1.20 bid and $1.30 asked.

DIVIDENDS


No cash dividend has been paid by FRM since its inception. The Company has no present intention of paying any cash dividends on its common stock.


HOLDERS


As of May 1, 2001, there were approximately 1,100 holders of record of FRM common stock representing about 2,500 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding. The Company does not know of any shares of common stock of FRM that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.



ITEM 6.   SELECTED FINANCIAL DATA

Previously filed financial reports on Form 10-K during the five fiscal years ended February 28, 2001, included the operations of MFC Development Corp. and subsidiaries, which were spun-off to the shareholders of FRM on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no selected financial data to report.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Financial Statements and related Notes thereto included herein and incorporated herein by reference.

OVERVIEW

By reason of the spin-off transaction described in Item 1 the Company had a new start in terms of its continuing business and its financial statement. After the spin-off its balance sheet consisted of $10,000 in assets, no liabilities and 1,800,000 shares of common stock. On January 23, 2001 the Company issued an additional 34,200,000 shares of common stock for $3,258,000 to be paid as set forth in Item 1. The business engaged in by FRM in the days between January 23, 2001 and February 28, 2001 is described in Item 1 and reflected in the statement of operations for the fiscal year ended February 28, 2001 included herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2001 COMPARED TO YEAR ENDED FEBRUARY 29, 2000

Due to the new start of FRM on January 23, 2001 and the accounting for the spin-off as a reverse pooling, there were no operations prior to January 23, 2001.

The Company's revenues from operations increased by $3,600 for the year ended February 28, 2001 ("2001") to $3,600 from $0 for the year ended February 29, 2000 ("2000"). The increase was a result of the initial revenue of the Company after the spin-off, derived from its consulting agreement with the manager of Santa Monica Partners, L.P.

Costs and expenses increased by $4,200 in 2001, to $4,200 as compared to $0 in 2000. The net increase in 2001 was due primarily to the audit fee for 2001, transfer agent's fees and office expenses. The officers of the Company have agreed not to draw any salaries currently and they are responsible for all of the Company's operations.

For the reasons noted above, the Company's net loss increased by $600 in 2001 to $600 as compared to a net loss of $0 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As part of the spin-off agreement, the Company retained $10,000 in cash. The Company's activities during the year ended February 28, 2001, after the spin-off resulted in an increase of cash in the amount of $35,000, from $10,000 in 2000 to $45,000 in 2001. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services if its officers who will not receive salaries until the Company's operations and revenues warrant the payment. On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1. The Company believes that its present cash resources will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its business.

Cash provided by operations for the year ended in 2001 was $600, as compared to $0 being provided in 2000. The $600 increase in cash in 2000 was due to a net increase of payables over receivables, which are normal fluctuations primarily caused by timing differences.

Cash used by investing activities was $5,000 for the year ended in 2001 as compared with $0 being used in 2000. The $5,000 increase in the use of cash was due to the investment in FRM NY Capital, LLC.

Net cash provided by financing activities was $39,375 for the year ended in 2001 as compared with $0 being provided in 2000. The $39,375 increase in cash being provided in 2001 was due to the partial payment of the new shares that were issued.



ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

See subsections (i) and (ii) at page 2 relating to the obligations of the Stahl Bregman Group and LPC to pay for the shares of common stock of the Company based on dividends from Kinetics and the income generated from the management of the mutual funds for which Kinetics is the investment advisor.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.



ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part thereof.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K


(a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


(1)   FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules...................   F-1
Report of Holtz Rubenstein & Co., LLP......................................   F-2
Consolidated Balance Sheets - February 28, 2001 and February 29, 2000......   F-3
Consolidated Statement of Operations -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999..   F-5
Consolidated Statement of Stockholders' Equity -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999..   F-6
Consolidated Statement of Cash Flows -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999..   F-7
Notes to Consolidated Financial Statements.................................   F-8


(2)   FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.


(3)   EXHIBITS:

Exhibits 3.01 and 21.01 are incorporated herein by reference to Form 8-K dated January 25, 2001 with which said exhibits were previously filed. Exhibits 3.01 and 5.01 are incorporated herein by reference to Form 10 dated June 27, 1997 with which said exhibits were previously filed.


Exhibit
Number      Description
-------     -----------
3.01        Amended Certificate of Incorporation of the Company*.
3.03        Amended By-Laws of the Company*.
5.01        Opinion of Tanner Propp, LLP*
21.01.      The Company has no subsidiaries. The spin-off on January 23, 2001 of
            MFC Development Corp, a former subsidiary ("MFC"), is described in
            Form 10, the General Form for Registration of Common Stock of MFC
            pursuant to Section 12(g) of The Securities Exchange Act of 1934, as
            amended, which was

            incorporated by reference as an exhibit in the Company's Form 8-K Current Report filed on January 25, 2001.*

----------

*    Previously filed



(b)   REPORTS ON FORMS 8-K

The Company filed Form 8-K Current Reports on August 31, 2000, October 19, 2000 and January 25, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2001.



                                                 FRMO CORP.

                                     By:       /s/   Victor Brodsky
                                           ----------------------------
                                                 Victor Brodsky,
                                                    Treasurer
                                           And Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2001.


Signature                                               Title
---------                                               -----


     /s/   Murray Stahl                               Chairman of the Board
-------------------------------                       (Principal Executive Officer)
           Murray Stahl


     /s/   Steven Bregman                             President, Director
-------------------------------
           Steven Bregman


     /s/   Lester Tanner                              Secretary, Director
-------------------------------
           Lester Tanner


     /s/   Allan Kornfeld                             Director
-------------------------------
           Allan Kornfeld


     /s/   David Michael                              Director
-------------------------------
           David Michael

                                   FRMO Corp.
                          Index to Financial Statements





This Index..........................................................      F- 1
Report of Independent Auditors......................................      F- 2
Balance Sheets --
   As of February 28, 2001 and February 29, 2000....................      F- 3
Statements of Operations --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999............................................      F- 5
Statements of Stockholders' Equity --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999............................................      F- 6
Statements of Cash Flows --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999............................................      F- 7

Notes to Financial Statements.......................................      F- 8


The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors




The Board of Directors and Shareholders
FRMO Corp.

We have audited the accompanying balance sheets of FRMO Corp. as of February 28, 2001 and February 29, 2000 and the related statements of operations, stockholders' equity and cash flows for the three years ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRMO Corp. at February 28, 2001 and February 29, 2000, and the results of its operations and its cash flows for the three years ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP




Melville, New York
May 11, 2001

                                    FRMO Corp
                                 Balance Sheets







                                         FEBRUARY 28,  FEBRUARY 29,
                                             2001          2000
                                          -------       -------
ASSETS
Current assets:
  Cash & cash equivalents                 $44,957       $10,000
  Other current assets                      2,937            --
                                          -------       -------
Total current assets                       47,894        10,000
                                          -------       -------

Other assets:
  Investment in FRM NY Capital, LLC         5,000            --
                                          -------       -------
Total other assets                          5,000            --
                                          -------       -------

Total assets                              $52,894       $10,000
                                          =======       =======


See accompanying notes.

                                   FRMO Corp.
                           Balance Sheets (continued)




                                                                FEBRUARY 28,         FEBRUARY 29,
                                                                    2001               2000
                                                                -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $     4,070        $        --
                                                                -----------        -----------
Total current liabilities                                             4,070                 --
                                                                -----------        -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                    --                 --
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,000,000 shares at
      February 28, 2001 and 1,816,462 shares at
      February 29, 2000                                              36,000              1,800
  Capital in excess of par value                                  3,232,000              8,200
  Accumulated deficit                                                  (551)                --
                                                                -----------        -----------
                                                                  3,267,449             10,000
  Less: Receivables from shareholders for
              common stock issuance                               3,218,625                 --
                                                                -----------        -----------
  Total stockholders' equity                                         48,824             10,000
                                                                -----------        -----------

Total liabilities and stockholders' equity                      $    52,894        $    10,000
                                                                ===========        ===========


See accompanying notes

                                   FRMO Corp.
                            Statements of Operations


                                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                        FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
                                                            2001             2000              1999
                                                        -----------        ---------       -----------
REVENUES
  Consulting                                            $     3,600        $      --       $        --
                                                        -----------        ---------       -----------
  Total income                                                3,600               --                --
                                                        -----------        ---------       -----------

COSTS AND EXPENSES
  Accounting                                                  2,000               --                --
  Transfer agent                                              1,915
  State franchise tax                                           155
  Office supplies                                                81               --                --
                                                        -----------        ---------       -----------
  Total costs and expenses                                    4,151               --                --
                                                        -----------        ---------       -----------

Net loss                                                $      (551)       $      --       $        --
                                                        ===========        =========       ===========

Loss per common share:
Basic and diluted loss per common share                 $     (0.00)       $      --       $        --
                                                        ===========        =========       ===========

Number of shares used in computation of basic and
  diluted earnings per share                              1,998,616        1,800,000         1,800,000
                                                        ===========        =========       ===========


See accompanying notes

                                   FRMO Corp.
                       Statements of Stockholders' Equity



                                                                               ADDITIONAL
                                                 COMMON STOCK                   PAID-IN          (ACCUMULATED
                                          SHARES             AMOUNT             CAPITAL            DEFICIT)
                                         ----------        -----------        -----------        -----------
Balance, as previously reported,
  February 28, 1998                       1,816,462        $     1,816        $ 5,827,224        $  (253,794)
Adjustment related to transfer of
  ownership of FRMO Corp. assets            (16,462)               (16)        (5,819,024)           253,794
                                         ----------        -----------        -----------        -----------
Balance, February 28, 1998                1,800,000              1,800              8,200                 --
  Net income (loss)                              --                 --                 --                 --

  Comprehensive income (loss)                    --                 --                 --                 --
                                         ----------        -----------        -----------        -----------
Balance, February 28, 1999                1,800,000              1,800              8,200                 --
  Net income (loss)                              --                 --                 --                 --

  Comprehensive income (loss)                    --                 --                 --                 --
                                         ----------        -----------        -----------        -----------
BALANCE, FEBRUARY 29, 2000                1,800,000              1,800              8,200                 --
  ISSUANCE OF NEW STOCK                  34,200,000             34,200          3,223,800                 --
  NET INCOME (LOSS)                              --                 --                 --               (551)

  COMPREHENSIVE INCOME (LOSS)                    --                 --                 --                 --
                                         ----------        -----------        -----------        -----------
BALANCE, FEBRUARY 28, 2001               36,000,000        $    36,000        $ 3,232,000        $      (551)
                                         ==========        ===========        ===========        ===========


                                            RECEIVABLES FROM
                                             SHAREHOLDERS         TOTAL
                                              FOR COMMON       STOCKHOLDERS'     COMPREHENSIVE
                                            STOCK ISSUANCE        EQUITY         (LOSS)INCOME
                                            ----------------   -------------     --------------
Balance, as previously reported,
  February 28, 1998                         $        --        $ 5,575,246
Adjustment related to transfer of
  ownership of FRMO Corp. assets                     --         (5,565,246)
                                            -----------        -----------
Balance, February 28, 1998                           --             10,000
  Net income (loss)                                  --                 --        $        --
                                                                                  -----------
  Comprehensive income (loss)                        --                 --        $        --
                                            -----------        -----------        ===========
Balance, February 28, 1999                           --             10,000
  Net income (loss)                                  --                 --        $        --
                                                                                  -----------
  Comprehensive income (loss)                        --                 --        $        --
                                            -----------        -----------        ===========
BALANCE, FEBRUARY 29, 2000                           --             10,000
  ISSUANCE OF NEW STOCK                      (3,218,625)            39,375
  NET INCOME (LOSS)                                  --               (551)       $      (551)
                                                                                  ------------
  COMPREHENSIVE INCOME (LOSS)                        --                 --        $      (551)
                                            -----------        -----------        ============
BALANCE, FEBRUARY 28, 2001                  $(3,218,625)       $    48,824
                                            ===========        ===========


See accompanying notes

                                   FRMO Corp.
                            Statements of Cash Flows

                                                             YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                            FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                               2001            2000           1999
                                                           ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (551)       $     --       $     --
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Changes in operating assets and liabilities:
      Additions to accounts receivable                         (1,800)             --             --
      Other current assets                                     (1,137)             --             --
       Accounts payable and accrued expenses                    4,070              --             --
                                                             --------        --------       --------
Net cash provided by operating activities                         582              --             --
                                                             --------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in FRM NY Capital, LLC                              (5,000)             --             --
                                                             --------        --------       --------
Net cash used in investing activities                          (5,000)             --             --
                                                             --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for issuance of new stock                              39,375              --             --
                                                             --------        --------       --------
Net cash provided by financing activities                      39,375              --             --
                                                             --------        --------       --------

Net increase in cash and cash equivalents                      34,957              --             --
Cash and cash equivalents, beginning of year                   10,000          10,000         10,000
                                                             --------        --------       --------

Cash and cash equivalents, end of year                       $ 44,957        $ 10,000       $ 10,000
                                                             ========        ========       ========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                $     --        $     --       $     --
                                                             ========        ========       ========
Income taxes paid                                            $     --        $     --       $     --
                                                             ========        ========       ========


See accompanying notes

                                   FRMO Corp.
                         Notes to Financial Statements


1. ORGANIZATION OF THE COMPANY

FRMO CORP. (the "Company or "FRM") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp. ("MFC"). On August 31, 2000, FRM transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of MFC.

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing to its shareholders one share of MFC common stock for each share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). On October 19, 2000 FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed the board of directors' approval of the distribution. MFC filed a Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1, 2 and 3 to Form 10 were filed on November 20, 2000, December 6, 2000 and January 16, 2001. The MFC shares were distributed on January 23, 2001.

Because FRM and MFC were under common control, the spin-off transaction has been accounted for on FRM's books in a manner similar to a reverse pooling of interests with FRM having a new start on January 23, 2001 with $10,000 in assets, no liabilities and 1,800,000 shares of common stock outstanding. The Statements of Shareholders' Equity reflect the spin-off as of the beginning of the periods presented, with no operations until January 23, 2001.

On November 29, 2000, the Company amended its certificate of incorporation as follows:

1.    The Company changed its name from FRM Nexus, Inc. to FRMO Corp.

2. The Company increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 90,000,000 shares common stock, par value $.001 per share. Stockholders' equity for prior periods was restated to reflect this change.

On January 23, 2001, 34,200,000 shares of common stock were issued to the FRM Control Group. Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which includes the other persons who purchased the shares for the consideration set forth in Note 5.

                                   FRMO Corp.
                         Notes to Financial Statements


2. BASIS OF PRESENTATION

BUSINESS ACTIVITIES OF THE COMPANY

FRMO Corp. is primarily a Financial Risk Management Organization in that the experience of its management as described herein has been in the analysis and research of public companies. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRM. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRM to maximize its return on this form of asset. The identification of any business opportunities will follow the process whereby Horizon Research Group selects and evaluates investment opportunities and strategies.

Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of information-poor, under-researched companies and strategies to identify the complex or overlooked situations that can offer an advantage to the investor.

Since its new start on January 23, 2001, FRM completed the following transactions by February 28, 2001, the close of its fiscal year:

      (i) The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

      (ii) A consulting agreement has been signed effective January 1, 2001 whereby FRM will receive $21,600 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 200,000 shares of common stock of FRM.

3. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The accrual method of accounting is used to record all income.

RECEIVABLES

Receivables consist of monthly, unpaid consulting fees with a related party. All receivables are current and management believes they are fully collectible.

                                   FRMO Corp.
                         Notes to Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN FRM NY CAPITAL, LLC

The investment in FRM NY Capital, LLC represents a 7% Class B membership interest. Class B members will not receive any distributions until all Class A members are repaid their capital contributions, with interest. As of February 28, 2001, no distributions have been made to any Class B members. This investment is accounted for under the cost method of accounting.

NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

The Company computes net income per share in accordance with the provisions of Statement of Financial Standard ("SFAS") No. 128, "Earnings per Share". Under SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes escrowed shares.

INCOME TAXES

Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables.

Trade receivables arise from consulting fees in the New York City area. For the year ended February 28, 2001, fees earned from one client, who is also a related party represented 100% of all fees. As of February 28, 2001, trade receivables from the same client comprised 100% of total trade receivables.

ADVERTISING COSTS

The Company's policy is to expense the cost of advertising as incurred. There were no advertising expenses for the years ended February 28, 2001, February 29, 2000 and February 28 1999.

                                   FRMO Corp.
                         Notes to Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale. The carrying amount of financial instruments at the Balance Sheet dates approximated their estimated fair value at those dates.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective March 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements in the quarter starting December 1, 2000. SAB 101 requires revenue to either be realized or realizable and earned prior to recognition. This generally does not occur until there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. The adoption of SAB 101 has not impacted the Company's revenue recognition policies and its results of operations or financial position.

4. COMMITMENTS AND CONTINGENCIES

As of February 28, 2001, the Company did not enter into any commitments and management believes that there were no contingencies.

                                   FRMO Corp.
                         Notes to Financial Statements


5.  RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK

The 34,200,000 shares of common stock of FRM sold after the spin-off distribution date were issued to the FRM Control Group as follows:

            (i) 28,800,000 shares of common stock of FRM Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group will be in control of FRM Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRM the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRM in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase price is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the pro-rata share of the dividends it currently receives from Kinetics without, as a condition thereof, paying toward the fixed purchase price of its FRM shares the after-tax proceeds of that part divested, as if the divestiture had not occurred.

            (ii) 3,600,000 shares of common stock of FRM were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRM, together with members of his family, for $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRM in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid.

            (iii) 1,800,000 shares of common stock of FRM were issued to Lawrence J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRM and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRM.

                                   FRMO Corp.
                         Notes to Financial Statements


NOTE 6. INCOME TAXES

FRM and its former subsidiaries filed consolidated tax returns through January 23, 2001. There was no federal tax liability due to current and prior year net operating losses. After January 23, 2001, FRM will file an individual tax return. FRM and its former subsidiaries filed individual state tax returns. The Company has net operating loss carryforwards for federal purposes of approximately $1,258,000 arising from FRM's share of losses from the consolidated tax returns that were filed through January 23, 2001. As part of the spin-off agreement, the parties agreed that the benefit of the FRM tax loss carryforward, when and if realized, will be paid to MFC.

NOTE 7.  SUPPLEMENTAL FINANCIAL INFORMATION
         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Previously filed quarterly financial reports on Form 10-Q during fiscal 2000 and 2001 included the operations of MFC Development Corp. and subsidiaries, which were spun-off to the shareholders of FRM on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no unaudited quarterly data to report.