Form 10-Q
period 2001-05-31
FRMO CORP
filed 2001-07-13
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2001

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 12, 2001: 36,083,459

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001




                                                                        Page No.
                                                                        --------
PART I

     Item 1.  Financial Statements................................             2

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................            10

     Item 3. Quantitative and Qualitative Disclosures About
     Market Risk..................................................            12



PART II


     Item 6.  Exhibits and reports on form 8-K....................            12

                                    FRMO Corp

                          Index to Financial Statements



                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Balance Sheets -- May 31, 2001 (unaudited) and February 28, 2001..........     3

Statements of Operations (unaudited)  -- Three months ended
   May 31, 2001 and 2000..................................................     5

Statement of Stockholders' Equity (unaudited)  --
   Three months ended May 31, 2001 .......................................     6

Statements of Cash Flows (unaudited)  --
   Three months ended May 31, 2001 and 2000...............................     7

Notes to Financial Statements (unaudited).................................     8

                                   FRMO Corp.
                                 Balance Sheets


                                                MAY 31,     FEBRUARY 28,
                                                 2001          2001
                                                 ----          ----
                                              (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                      $ 50,928      $ 44,957
  Consulting fees receivable                      7,349         1,800
  Other current assets                               --         1,137
                                               --------      --------
Total current assets                             58,277        47,894
                                               --------      --------

Other assets:
  Research agreements, net of accumulated
    amortization of $1,333                       82,126            --
  Investment in FRM NY Capital, LLC               5,000         5,000
                                               --------      --------
Total other assets                               87,126         5,000
                                               --------      --------

Total assets                                   $145,403      $ 52,894
                                               ========      ========


See notes to interim financial statements.

                                   FRMO Corp.
                           Balance Sheets (continued)





                                                                 MAY 31,        FEBRUARY 28,
                                                                  2001             2001
                                                                  ----             ----
                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $     9,874      $     4,070
                                                               -----------      -----------
Total current liabilities                                            9,874            4,070
                                                               -----------      -----------

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                   --               --
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,083,459 shares at
      May 31, 2001 and 36,000,000 shares at
      February 28, 2001                                             36,083           36,000
  Capital in excess of par value                                 3,315,376        3,232,000
  Retained earnings (accumulated deficit)                            2,695             (551)
                                                               -----------      -----------
                                                                 3,354,154        3,267,449
  Less: Receivables from shareholders for
              common stock issuance                              3,218,625        3,218,625
                                                               -----------      -----------
  Total stockholders' equity                                       135,529           48,824
                                                               -----------      -----------

Total liabilities and stockholders' equity                     $   145,403      $    52,894
                                                               ===========      ===========

See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Operations
                                   (unaudited)


                                                           THREE MONTHS ENDED
                                                                 MAY 31,
                                                          2001            2000
                                                          ----            ----
REVENUES
  Consulting                                           $   12,749      $       --
  Research fees                                               435
                                                       ----------      ----------
  Total income                                             13,184              --
                                                       ----------      ----------

COSTS AND EXPENSES
  Amortization of research agreements                       1,333              --
  Accounting                                                1,000              --
  Shareholder reporting                                     6,216              --
  Office expenses                                           1,557              --
  Other                                                       203              --
                                                       ----------      ----------
  Total costs and expenses                                 10,309              --
                                                       ----------      ----------

Net income from operations                                  2,875              --
  Dividend income                                             371              --
                                                       ----------      ----------
Net income                                             $    3,246      $       --
                                                       ==========      ==========

Earnings per common share:
Basic and diluted earnings per common share            $     0.00      $       --
                                                       ==========      ==========

Number of shares used in computation of basic and
  diluted earnings per share                            3,867,703       1,800,000
                                                       ==========      ==========


See notes to interim financial statements.

                                   FRMO Corp.
                        Statement of Stockholders' Equity
                                   (unaudited)




                                                                                      RECEIVABLES
                                                                        RETAINED         FROM
                                                         ADDITIONAL     EARNINGS      SHAREHOLDERS       TOTAL
                                      COMMON STOCK        PAID-IN     (ACCUMULATED     FOR COMMON     STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES      AMOUNT     CAPITAL       DEFICIT)     STOCK ISSUANCE      EQUITY          INCOME

Balance, February 28, 2001      36,000,000    $36,000    $3,232,000      $  (551)      $(3,218,625)      $ 48,824
  Issuance of new stock
    for the assignment of
    research agreements             83,459         83        83,376           --                --         83,459
  Net income                            --         --            --        3,246                --          3,246       $    3,246
                                                                                                                        ----------
  Comprehensive income                  --         --            --           --                --             --       $    3,246
                                ----------    -------    ----------      -------       -----------       --------       ==========
Balance, May 31, 2001           36,083,459    $36,083    $3,315,376      $ 2,695       $(3,218,625)      $135,529
                                ==========    =======    ==========      =======       ===========       ========


See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Cash Flows
                                   (unaudited)




                                                                THREE MONTHS ENDED
                                                                      MAY 31,
                                                                2001          2000
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $  3,246       $    --
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of research agreements                         1,333            --
     Changes in operating assets and liabilities:
      Consulting fees receivable                                (5,549)
      Other current assets                                       1,137            --
       Accounts payable and accrued expenses                     5,804            --
                                                              --------       -------
Net cash provided by operating activities                        5,971            --
                                                              --------       -------

Net increase in cash and cash equivalents                        5,971            --
Cash and cash equivalents, beginning of period                  44,957        10,000
                                                              --------       -------

Cash and cash equivalents, end of period                      $ 50,928       $10,000
                                                              ========       =======

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                 $     --       $    --
                                                              ========       =======
Income taxes paid                                             $    155       $    --
                                                              ========       =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in consideration for the acquistion
  of research agreements                                      $ 83,459       $    --
                                                              ========       =======


See notes to interim financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2001; results of operations for the three months ended May 31, 2001 and 2000; cash flows for the three months ended May 31, 2001 and 2000; and changes in stockholders' equity for the three months ended May 31, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001. The balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2. ORGANIZATION OF THE COMPANY

FRMO CORP. (the "Company or "FRM") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp.("MFC"). On August 31, 2000, FRM transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of MFC.

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing to its shareholders one share of MFC common stock for each share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). The MFC shares were distributed on January 23, 2001.

Because FRM and MFC were under common control, the spin-off transaction has been accounted for on FRM's books in a manner similar to a reverse pooling of interests with FRM having a new start on January 23, 2001 with $10,000 in assets, no liabilities and 1,800,000 shares of common stock outstanding. The Statements of Operations reflect the spin-off, as of the beginning of the periods presented, with no operations until January 23, 2001.

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)



2. ORGANIZATION OF THE COMPANY (CONTINUED)

On November 29, 2000, the Company increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 90,000,000 shares common stock, par value $.001 per share. Stockholders' equity for prior periods was restated to reflect this change.

On January 23, 2001, 34,200,000 shares of common stock were issued to the FRM Control Group. Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which also include Lestar Partners, LLC and Lawrence J. Goldstein, who purchased the shares for the consideration set forth in Note 5 of the Financial Statements included in the Form 10-K for the year ended February 28, 2001.

3.  RESEARCH AGREEMENTS

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The New Paradigm Fund in exchange for 80,003 shares of common stock. In May 2001, the Company acquired the research service fees that Horizon Research Group receives from The Middle East Growth Fund in exchange for 3,456 shares of common stock. The shares in both of these transactions were issued at the rate of $1.00 per share. The Company is amortizing these research agreements over ten years using the straight line method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three months ended May 31, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2001.


OVERVIEW

By reason of the spin-off transaction described in Note 2, the Company had a new start in terms of its continuing business and its financial statements. After the spin-off, its balance sheet consisted of $10,000 in assets, no liabilities and 1,800,000 shares of common stock. On January 23, 2001 the Company issued an additional 34,200,000 shares of common stock for $3,258,000 to be paid as set forth in Item 1 of Form 10-K for the year ended February 28, 2001.

Since its new start on January 23, 2001, FRM completed the following transactions through May 31, 2001:

    (i) The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

    (ii) A consulting agreement has been signed effective January 1, 2001 whereby FRM will receive $21,600 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

    (iii) In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During the first half of 2001, it outperformed the S & P 500 Index by a further 11.6 percentage points.

    (iv) In May 2001, FRM acquired the research service fees that Horizon Research Group will receive from The Middle East Growth Fund in exchange for 3,456 shares of FRM common stock. While the fees are minimal at the present time, management believes that they will grow in future years.

    (v) FRM has established three programs based on different investment strategies for which consultant fees are paid to the Company that are asset based in nature. One program is a private hedge fund of accredited investors including the Company operated by a limited partnership in which FRM will be the General Partner. A second program involves managers of private investment funds who will implement an investment strategy designed for those funds whereby consulting fees are paid to the Company or for its personnel who may be outsourced to the managers. The third program is to enhance the growth of small mutual funds, which will enter into new research agreements with FRMO to focus on the funds' market sector or corporate strategy. These programs are new, are in a development stage and are not necessarily expected to provide substantial revenues in the current fiscal year, although one such program is currently active.


RESULTS OF OPERATIONS

2001 PERIOD COMPARED TO THE 2000 PERIOD

Due to the new start of FRM on January 23, 2001 and the accounting for the spin-off as a reverse pooling, there were no operations prior to January 23, 2001.

The Company's revenues from operations increased by $13,200 for the three months ended May 31, 2001 ("2001") from $0 for the three months ended May 31, 2000 ("2000"). The increase was due to income from (i) research fees and (ii) consulting fees, which included the consulting agreement with the manager of Santa Monica Partners, L.P.

Costs and expenses increased by $10,000 in 2001, as compared to $0 in 2000. The increase in 2001 was due primarily to shareholder reporting expenses, accounting fees, amortization of research agreements and office expenses.

For the reasons noted above, the Company's net income increased by $3,200 in 2001 as compared to net income of $0 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

As part of the spin-off agreement, the Company retained $10,000 in cash. The Company's activities during the three months ended May 31, 2001, resulted in an increase of cash in the amount of $6,000. The $6,000 increase in cash in 2001 was due to net income (after adjusting for amortization of research agreements) of $5,000 and a $1,000 net increase of payables over receivables, which are normal fluctuations primarily caused by timing differences. There were no cash flows provided by or used in investing or financing activities during the three months ended in 2001 and 2000. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company believes that its present cash resources will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its business.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of mutual funds.



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a)       EXHIBITS.
         None

b)       REPORTS ON FORM 8K.
         None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FRMO CORP.

                                    By:    /S/ VICTOR BRODSKY
                                           -------------------------------------
                                                                  Victor Brodsky
                                                                   Treasurer and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date: July 12, 2001