Form 10-Q
period 2001-08-31
FRMO CORP
filed 2001-10-15
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended: August 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                   FRMO CORP.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                13-3754422
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

271 NORTH AVENUE, NEW ROCHELLE, NY                            10801
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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 12, 2001: 36,083,459

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001










                                                                        Page No.

PART I

         Item 1.  Financial Statements.................................... 2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................11

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk......................................................13



PART II

         Item 6.  Exhibits and reports on form 8-K........................14

                                    FRMO Corp

                          Index to Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets -- August 31, 2001 (unaudited) and February 28, 2001............3

Statements of Operations (unaudited)  -- Six months and three months ended
   August 31, 2001 and 2000....................................................5

Statement of Stockholders' Equity (unaudited)  --
   Six months ended August 31, 2001 ...........................................6

Statements of Cash Flows (unaudited)  --
   Six months ended  August 31, 2001 and 2000..................................7

Notes to Financial Statements (unaudited)......................................8

                                   FRMO Corp.
                                 Balance Sheets

                                                   AUGUST 31,       FEBRUARY 28,
                                                     2001              2001
                                                  (Unaudited)
                                                  -----------       ------------
ASSETS
Current assets:
  Cash & cash equivalents                           $ 54,114          $ 44,957
  Consulting fees receivable                               -             1,800
  Other current assets                                     -             1,137
                                                      ------            ------
Total current assets                                  54,114            47,894
                                                      ------            ------

Other assets:
  Research agreements, net of accumulated
    amortization of $3,420                            80,039                 -
  Investment in FRM NY Capital, LLC                    5,000             5,000
                                                      ------            ------
Total other assets                                    85,039             5,000
                                                      ------            ------
Total assets                                       $ 139,153          $ 52,894
                                                   =========          ========


See notes to interim financial statements.

                                   FRMO Corp.
                           Balance Sheets (continued)

                                                                AUGUST 31,         FEBRUARY 28,
                                                                   2001                2001
                                                                -----------        -------------
                                                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $   11,010           $   4,070
                                                                   ---------            --------

Total current liabilities                                             11,010               4,070
                                                                   ---------            --------

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                     --                  --
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,083,459 shares at
      August 31, 2001 and 36,000,000 shares at
      February 28, 2001                                               36,083              36,000
  Capital in excess of par value                                   3,315,376           3,232,000
  Accumulated deficit                                                 (4,691)               (551)
                                                                   ---------            --------
                                                                   3,346,768           3,267,449
  Less: Receivables from shareholders for
              common stock issuance                                3,218,625           3,218,625
                                                                   ---------            --------
  Total stockholders' equity                                         128,143              48,824
                                                                   ---------            --------


Total liabilities and stockholders' equity                        $  139,153           $  52,894
                                                                   =========            ========







See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Operations
                                   (unaudited)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        AUGUST 31,                           AUGUST 31,
                                                                 2001            2000                   2001            2000
                                                          ---------------------------------      -------------------------------
REVENUES

  Consulting                                              $    12,909         $        --        $    25,658         $        --
  Research fees                                                 1,924                  --              2,359                  --
                                                               ------                                 ------
  Total income                                                 14,833                  --             28,017                  --
                                                               ------                                 ------

COSTS AND EXPENSES

  Amortization of research agreements                           2,087                  --              3,420                  --
  Accounting                                                    1,600                  --              2,600                  --
  Shareholder reporting                                        17,335                  --             23,551                  --
  Office expenses                                               1,500                  --              3,057                  --
  Other                                                            92                  --                295                  --
                                                               ------                                 ------
  Total costs and expenses                                     22,614                  --             32,923                  --
                                                               ------                                 ------
Net loss from operations                                       (7,781)                 --             (4,906)                 --
  Dividend income                                                 395                  --                766                  --
                                                               ------                                 ------
Net loss                                                  $    (7,386)        $        --        $    (4,140)        $        --
                                                            =========           =========          =========           =========
Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share        $     (0.00)        $        --        $     (0.00)        $        --
                                                            =========           =========          =========           =========
Number of shares used in computation of basic
  and diluted earnings (loss) per share                     3,897,209           1,800,000          3,882,366           1,800,000
                                                            =========           =========          =========           =========








See notes to interim financial statements.

                                   FRMO Corp.
                        Statement of Stockholders' Equity
                                   (unaudited)



                                                               ADDITIONAL
                                      COMMON STOCK              PAID-IN     ACCUMULATED
                                 SHARES          AMOUNT         CAPITAL       DEFICIT
                              ----------------------------------------------------------
Balance, February 28, 2001    36,000,000     $    36,000     $ 3,232,000    $   (551)
  Issuance of new stock
    for the assignment of
    research agreements           83,459              83          83,376          --
  Net loss                            --              --              --      (4,140)
  Comprehensive loss                  --              --              --          --
                              ----------     -----------     -----------    --------
Balance, August 31, 2001      36,083,459     $    36,083     $ 3,315,376    $ (4,691)
                              ==========     ===========     ===========    ========



                                    RECEIVABLES FROM
                                      SHAREHOLDERS         TOTAL
                                       FOR COMMON        STOCKHOLDERS'    COMPREHENSIVE
                                     STOCK ISSUANCE        EQUITY             LOSS
                                    ---------------------------------------------------

Balance, February 28, 2001          $(3,218,625)        $  48,824
  Issuance of new stock
    for the assignment of
    research agreements                                    83,459
  Net loss                                                (4,140)          $ (4,140)
                                                                             ------
  Comprehensive loss                -----------         ---------          $ (4,140)
Balance, August 31, 2001            $(3,218,625)        $ 128,143          =========
                                    ===========         =========






See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Cash Flows
                                   (unaudited)

                                                                    SIX MONTHS ENDED
                                                                        AUGUST 31,
                                                                2001               2000
                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (4,140)        $     --
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Amortization of research agreements                          3,420               --
     Changes in operating assets and liabilities:
      Consulting fees receivable                                 1,800
      Other current assets                                       1,137               --
       Accounts payable and accrued expenses                     6,940               --
                                                              --------         --------
Net cash provided by operating activities                        9,157               --
                                                              --------         --------
Net increase in cash and cash equivalents                        9,157               --
Cash and cash equivalents, beginning of period                  44,957           10,000
                                                              --------         --------
Cash and cash equivalents, end of period                      $ 54,114         $ 10,000
                                                              ========         ========
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                 $     --         $     --
                                                              ========         ========
Income taxes paid                                             $    155         $     --
                                                              ========         ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in consideration for the acquisition
  of research agreements                                      $ 83,459         $     --
                                                              ========         ========




See notes to interim financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements
                                   (unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2001; results of operations for the six months and three months ended August 31, 2001 and 2000; cash flows for the six months ended August 31, 2001 and 2000; and changes in stockholders' equity for the six months ended August 31, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001. The balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

On July 2, 2001, the Company authorized the establishment of Series R preferred stock. The number of authorized shares is 5,000 with a par value of $.001 per share. These shares are each convertible to 1,000 shares of the Company's common stock at the option of the holder after March 1, 2006. The Company may redeem the shares at $1,000 per share at any time after March 1, 2011 and shall be required to redeem them at $1,000 per share upon the request of a holder after March 1, 2012. These shares have one vote per share on all matters that common stock can vote upon. Upon liquidation, there is preference to the extent of $1,000 per share. No dividends may be paid on common stock unless a dividend per share of 1,000% of common stock dividends are paid on the preferred stock.

3.  RESEARCH AGREEMENTS

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The New Paradigm Fund in exchange for 80,003 shares of common stock. In May 2001, the Company acquired the research service fees that Horizon Research Group receives from The Middle East Growth Fund in exchange for 3,456 shares of common stock. The shares in both of these transactions were issued at the rate of $1.00 per share. The Company is amortizing the cost of these research agreements over ten years using the straight line method.

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)



4. SUBSEQUENT EVENT

In October 2001, the Company acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party (together "the Sellers") receive. Consideration for this interest consisted of the issuance of 50 shares of Series R preferred stock. The shares in both of these transactions were issued at the rate of $1,000 per share. The Company will amortize the purchase of these subscription agreements over ten years using the straight line method. At the time of these transactions, a 2% interest in the subscription revenues amounted to $3,018 per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the six months and three months ended August 31, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2001.

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

Since its new start on January 23, 2001, FRM completed the following transactions through August 31, 2001:

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

The Company's revenues from operations increased by $15,000 for the three months ended August 31, 2001 ("2001") from $0 for the three months ended August 31, 2000 ("2000"). Revenues increased by $28,000 for the six months ended August 31, 2001 ("2001") from $0 for the six months ended August 31, 2000 ("2000"). The increases in both periods were due to income from (i) research fees and (ii) consulting fees, which included the consulting agreement with the manager of Santa Monica Partners, L.P.

Costs and expenses increased by $23,000 and $33,000 in both the three month and six month periods ended in 2001, as compared to $0 for both periods in 2000. The increases in both periods in 2001 were due primarily to shareholder reporting expenses, accounting fees, amortization of research agreements and office expenses.

For the reasons noted above, the Company's net loss for the three months and six months ended August 31, 2001 increased by $7,000 and $4,000 as compared to net income of $0 for the same periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As part of the spin-off agreement, the Company retained $10,000 in cash. The Company's activities during the six months ended August 31, 2001, resulted in an increase in cash of $9,000. The $9,000 increase in cash in 2001 was due to a $10,000 net increase of payables over receivables, which are normal fluctuations primarily caused by timing differences, offset by a net loss (after adjusting for amortization of research agreements) of $1,000. There were no cash flows provided by or used in investing or financing activities during the six months ended in 2001 and 2000. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of mutual funds. The events of September 11, 2001 are not expected to have a material effect on the Company's operations.

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

                                      FRMO CORP.

                                  By:    /S/ VICTOR BRODSKY
                                     ___________________________________________
                                                            Victor Brodsky

                                                             Treasurer and
                                                   Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Date: October 12, 2001