Form 10-Q
period 2001-11-30
FRMO CORP
filed 2002-01-14
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended: November 30, 2001

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 11, 2002: 36,083,459

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001


                                                                        Page No.
PART I

         Item 1.  Financial Statements................................     2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................    12

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk..................................................    14

PART II

         Item 6.  Exhibits and reports on form 8-K....................    15

                                    FRMO Corp

                          Index to Financial Statements


                                     PART I


ITEM 1. FINANCIAL STATEMENTS

Balance Sheets -- November 30, 2001 (unaudited) and February 28, 2001...     3

Statements of Operations (unaudited)  -- Nine months and three
   months ended November 30, 2001 and 2000..............................     5

Statement of Stockholders' Equity (unaudited)  --
   Nine months ended November 30, 2001 .................................     6

Statements of Cash Flows (unaudited)  --
   Nine months ended November 30, 2001 and 2000.........................     7

Notes to Financial Statements (unaudited)...............................     8

                                   FRMO Corp.
                                 Balance Sheets


                                                    NOVEMBER 30,   FEBRUARY 28,
                                                        2001           2001
                                                    ---------------------------
                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                             $ 75,061        $44,957
  Consulting fees receivable                                 -          1,800
  Other current assets                                       -          1,137
                                                    ---------------------------
Total current assets                                    75,061         47,894
                                                    ---------------------------

Other assets:
  Intangible assets, net of accumulated
    amortization of $6,430                             127,119              -
  Investment in FRM NY Capital, LLC                      5,000          5,000
                                                    ---------------------------
Total other assets                                     132,119          5,000
                                                    ---------------------------

Total assets                                          $207,180        $52,894
                                                    ===========================

See notes to interim financial statements.

                                   FRMO Corp.
                           Balance Sheets (continued)


                                                      NOVEMBER 30,  FEBRUARY 28,
                                                          2001          2001
                                                      --------------------------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $   14,571    $    4,070
  Income taxes payable                                        883             -
  Deferred income                                           2,345             -
                                                      --------------------------
Total current liabilities                                  17,799         4,070
                                                      --------------------------

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 50 shares Series R                 -             -
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,083,459 shares at
      November 30, 2001 and 36,000,000 shares at
      February 28, 2001                                    36,083        36,000
  Capital in excess of par value                        3,365,376     3,232,000
  Retained earnings (accumulated deficit)                   6,547         (551)
                                                      --------------------------
                                                        3,408,006     3,267,449
  Less: Receivables from shareholders for
              common stock issuance                     3,218,625     3,218,625
                                                      --------------------------
  Total stockholders' equity                              189,381        48,824
                                                      --------------------------

Total liabilities and stockholders' equity             $  207,180    $   52,894
                                                      ==========================


See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Operations
                                   (unaudited)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             NOVEMBER 30,                     NOVEMBER 30,
                                                         2001            2000             2001            2000
                                                      --------------------------       --------------------------
REVENUES
  Consulting                                          $   17,949      $        -       $   43,607      $        -
  Research fees                                            2,811               -            5,170               -
  Subscription fees                                        3,018               -            3,018               -
  Investments                                                963               -              963               -
                                                      --------------------------       --------------------------
  Total income                                            24,741               -           52,758               -
                                                      --------------------------       --------------------------

COSTS AND EXPENSES
  Amortization                                             2,920               -            6,340               -
  Accounting                                               1,000               -            3,600               -
  Shareholder reporting                                    6,338               -           29,889               -
  Office expenses                                          1,563               -            4,620               -
  Other                                                       24               -              319               -
                                                      --------------------------       --------------------------
  Total costs and expenses                                11,845               -           44,768               -
                                                      --------------------------       --------------------------

Income from operations                                    12,896               -            7,990               -
  Dividend income                                            296               -            1,062               -
                                                      --------------------------       --------------------------
Income from operations before provision
  for income taxes                                        13,192               -            9,052               -
Provision for income taxes                                 1,954               -            1,954               -
                                                      --------------------------       --------------------------

Net income                                            $   11,238      $        -       $    7,098      $        -
                                                      ==========================       ==========================
Basic earnings per common share                       $     0.00      $        -       $     0.00      $        -
                                                      ==========================       ==========================
Diluted earnings per common share                     $     0.00      $        -       $     0.00      $        -
                                                      ==========================       ==========================
Average shares of common stock outstanding:
Basic                                                  3,897,209       1,800,000        3,887,338       1,800,000
                                                      ==========================       ==========================
Diluted                                                3,929,077       1,800,000        3,897,883       1,800,000
                                                      ==========================       ==========================


See notes to interim financial statements.

                                   FRMO Corp.
                        Statement of Stockholders' Equity
                                   (unaudited)


                                                                                             RECEIVABLES
                                                                                RETAINED        FROM
                                SERIES R                          ADDITIONAL    EARNINGS     SHAREHOLDERS      TOTAL       COMPRE-
                            PREFERRED STOCK      COMMON STOCK      PAID-IN    (ACCUMULATED    FOR COMMON    STOCKHOLDERS'  HENSIVE
                            SHARES   AMOUNT    SHARES     AMOUNT   CAPITAL      DEFICIT)    STOCK ISSUANCE     EQUITY      INCOME
                            --------------------------------------------------------------------------------------------   -------
Balance, February 28, 2001      -     $  -   36,000,000  $36,000  $3,232,000     $ (551)     $(3,218,625)     $ 48,824
  Issuance of new stock
    for the assignment of
    research agreements         -        -       83,459       83      83,376          -                 -       83,459
  Issuance of new stock
    for the assignment of
    subscription revenue       50        -            -        -      50,000          -                 -       50,000
  Net income                    -        -            -        -           -      7,098                 -        7,098     $ 7,098
                                                                                                                           -------
  Comprehensive income          -        -            -        -           -          -                 -            -     $ 7,098
                            --------------------------------------------------------------------------------------------   =======
Balance, November 30, 2001     50     $  -   36,083,459  $36,083  $3,365,376     $6,547      $(3,218,625)     $189,381
                            ============================================================================================

See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Cash Flows
                                   (unaudited)


                                                               NINE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                                 2001     2000
                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  7,098  $     -
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of research agreements                          6,340        -
     Deferred income                                              2,345
     Changes in operating assets and liabilities:
      Consulting fees receivable                                  1,800
      Other current assets                                        1,137        -
      Accounts payable and accrued expenses                      11,384        -
                                                               -----------------
Net cash provided by operating activities                        30,104        -
                                                               -----------------

Net increase in cash and cash equivalents                        30,104        -
Cash and cash equivalents, beginning of period                   44,957   10,000
                                                               -----------------

Cash and cash equivalents, end of period                       $ 75,061  $10,000
                                                               =================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                  $      -  $     -
                                                               =================
Income taxes paid                                              $    155  $     -
                                                               =================

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in consideration for the acquisition
  of research agreements                                       $ 50,000  $     -
                                                               =================

Common stock issued in consideration for the assignment
  of subscription revenues                                     $ 83,459  $     -
                                                               =================

See notes to interim financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2001; results of operations for the nine months and three months ended November 30, 2001 and 2000; cash flows for the nine months ended November 30, 2001 and 2000; and changes in stockholders' equity for the nine months ended November 30, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2001. The balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

On July 2, 2001, the Company authorized the establishment of Series R preferred stock. The number of authorized shares is 5,000 with a par value of $.001 per share. These shares are each convertible to 1,000 shares of the Company's common stock at the option of the Company at any time and at the option of the holder after March 1, 2006. The Company may redeem the shares at $1,000 per share at any time after March 1, 2011 and shall be required to redeem them at $1,000 per share upon the request of a holder after March 1, 2012. These shares have one vote per share on all matters that common stock can vote upon. Upon liquidation, there is preference to the extent of $1,000 per share. No dividends may be paid on common stock unless a dividend per share of 1,000% of common stock dividends are paid on the preferred stock.


3.  INTANGIBLE ASSETS

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

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)


3.  INTANGIBLE ASSETS (CONTINUED)

SUBSCRIPTION REVENUES

In October 2001, the Company acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive. Consideration for this interest consisted of the issuance of 50 shares of Series R preferred stock. The shares in both of these transactions were issued at the rate of $1,000 per share. The Company will amortize the purchase of these subscription agreements over ten years using the straight line method. At the time of these transactions, a 2% interest in the subscription revenues amounted to $3,018 per annum.

Intangible assets consist of the following:

                                                   NOVEMBER 30,   FEBRUARY 28,
                                                       2001           2001
                                                   ---------------------------
 Research agreements                                 $ 83,459         $ -
 Subscription revenue                                  50,000           -
                                                   ---------------------------
                                                      133,459           -
 Less accumulated amortization                          6,340           -
                                                   ---------------------------
 Intangible assets, net                              $127,119         $ -
                                                   ===========================

For the three months and nine months ended November 30, 2001, amortization of intangible assets was $2,920 and $6,340.

4. EARNINGS PER SHARE

Basic earnings per common share for the three months and nine months ended November 30, 2001 and 2000, are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and nine months ended November 30, 2001, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        NOVEMBER 30,             NOVEMBER 30,
                                     2001         2000        2001       2000
                                   ---------------------   ---------------------
Weighted average common shares     3,897,209   1,800,000   3,887,338   1,800,000
Effect of dilutive securities:
  Conversion of preferred stock       31,868           -      10,545           -
                                   ---------------------   ---------------------
Dilutive potential common shares   3,929,077   1,800,000   3,897,883   1,800,000
                                   =====================   =====================

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)


5. INCOME TAXES

The provision for income taxes consist of the following:

                          THREE MONTHS ENDED                NINE MONTHS ENDED
                              NOVEMBER 30,                      NOVEMBER 30,
                           2001          2000               2001           2000
                         --------------------             ---------------------
 Current:
   Federal               $ 1,253          $ -             $ 1,253           $ -
   State                     701            -                 701             -
                         --------------------             ---------------------
 Total current             1,954            -               1,954             -
                         --------------------             ---------------------

 Deferred:
   Federal                     -            -                   -             -
   State                       -            -                   -             -
                         --------------------             ---------------------
 Total deferred                -            -                   -             -
                         --------------------             ---------------------
 Total                   $ 1,954          $ -             $ 1,954           $ -
                         ====================             =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION


All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three months and nine months ended November 30, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2001.


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

Since its new start on January 23, 2001, FRM completed the following transactions through November 30, 2001:

i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

ii. A consulting agreement has been signed effective January 1, 2001 whereby FRM will receive $21,600 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

iii. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation,

         Calendar 2000. During the first half of 2001, it outperformed the S & P 500 Index by a further 13.9 percentage points.

iv. In May 2001, FRM acquired the research service fees that Horizon Research Group will receive from The Middle East Growth Fund in exchange for 3,456 shares of FRM common stock. While the fees are minimal at the present time, management believes that they will grow in future years.

v. In October 2001, FRM acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

vi. FRM has established three programs based on different investment strategies for which consultant fees are paid to the Company that are asset based in nature. One program is a private hedge fund of accredited investors including the Company operated by a limited partnership in which FRM will be the General Partner. A second program involves managers of private investment funds who will implement an investment strategy designed for those funds whereby consulting fees are paid to the Company or for its personnel who may be outsourced to the managers. The third program is to enhance the growth of small mutual funds, which will enter into new research agreements with FRMO to focus on the funds' market sector or corporate strategy. These programs are new, are in a development stage and are not necessarily expected to provide substantial revenues in the current fiscal year, although one such program is currently active.



RESULTS OF OPERATIONS

2001 PERIOD COMPARED TO THE 2000 PERIOD

Due to the new start of FRM on January 23, 2001 and the accounting for the spin-off as a reverse pooling, there were no operations prior to January 23, 2001.

The Company's revenues from operations increased by $25,000 for the three months ended November 30, 2001 ("2001") from $0 for the three months ended November 30, 2000 ("2000"). Revenues increased by $53,000 for the nine months ended November 30, 2001 ("2001") from $0 for the nine months ended November 30, 2000 ("2000"). The increases in both periods were due to income from (i) research fees, (ii) consulting fees, which included the consulting agreement with the manager of Santa Monica Partners, L.P., (iii) subscription fees and (iv) from its minority interest ownership of FRM NY Capital, LLC.

Costs and expenses increased by $12,000 and $45,000 in both the three month and nine month periods ended in 2001, as compared to $0 for both periods in 2000. The increases in both periods in 2001 were due primarily to shareholder reporting expenses, accounting fees, amortization and office expenses.

For the reasons noted above, the Company's net income for the three months and nine months ended November 30, 2001 increased by $11,000 and $7,000 as compared to net income of $0 for the same periods in 2000.


LIQUIDITY AND CAPITAL RESOURCES

As part of the spin-off agreement, the Company retained $10,000 in cash. The Company's activities during the nine months ended November 30, 2001, resulted in an increase in cash of $30,000. The $30,000 increase in cash in 2001 was due to net income (after adjusting for amortization) of $13,000 and $17,000 net increase of payables and deferrals over receivables, which are normal fluctuations primarily caused by timing differences. There were no cash flows provided by or used in investing or financing activities during the nine months ended in 2001 and 2000. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

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


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective March 1, 2001. The adoption of this Statement has not had any material effect on the Company's results of operations or financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of mutual funds. The events of September 11, 2001 have not had a material effect on the Company's operations.

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

                                    FRMO CORP.

                                 By:    /S/ VICTOR BRODSKY
                                    ---------------------------
                                                                  Victor Brodsky
                                                                   Treasurer and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Date: January 11, 2002