Form 10-K
period 2002-02-28
FRMO CORP
filed 2002-05-29
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    --------------

                         COMMISSION FILE NUMBER: 0-29346



                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         13-3754422
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
            or organization)

271 NORTH AVENUE, NEW ROCHELLE, NY                                10801
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 21, 2002 was $1,669,255.

         The number of shares outstanding of the registrant's Common Stock as of May 21, 2002 was 36,083,774 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2002.

                                   FRMO CORP.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

                                                                            Page No.
                                                                            --------
PART I

         Item 1.  Business ..................................................  1
         Item 2.  Properties.................................................  6
         Item 3.  Legal Proceedings..........................................  6
         Item 4.  Submission of Matters to a Vote of Security Holders
                                    and Other Information ...................  6

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                                     Stockholder Matters.....................  7
         Item 6.  Selected Financial Data....................................  9
         Item 7.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations...... 10
         Item 7A. Quantitative and Qualitative Disclosures About
                                    Market Risk.............................. 11
         Item 8.  Financial Statements and Supplementary Data................ 11
         Item 9.  Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure...... 12

PART III

         Item 10. Directors and Executive Officers of the Registrant......... 12
         Item 11. Executive Compensation..................................... 12
         Item 12. Security Ownership of Certain Beneficial Owners
                                    and Management........................... 12
         Item 13. Certain Relationships and Related Transactions............. 12

PART IV

         Item 14. Exhibits, Financial Statements, Schedules
                                    and Reports on Form 8-K  ................ 13

                                     PART I

ITEM 1.   BUSINESS

ORGANIZATION OF THE COMPANY

FRMO CORP. (the "Company or "FRM") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and then to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp.("MFC"). On August 31, 2000, FRM transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries, subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of the common shares of MFC to the Company's shareholders.

SPIN-OFF OF MFC

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing to its shareholders one share of MFC common stock for each one share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). The MFC shares were distributed to shareholders of FRM on January 23, 2001.

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

FRM CONTROL GROUP

After the spin-off, FRM was recapitalized privately by the FRM Control Group (described below) purchasing 34,200,000 shares of common stock for $3,258,000 ($0.095 per share). By retaining only $10,000 in cash in FRM, the shareholders' book value for the 1,800,000 shares outstanding was less than $.01 per share. By fixing the price that the new Control Group paid for their 95% ownership at

$.095 per share, the existing shareholders realized an increase in book value from about $.01 per share to about $.091 per share and the shares of the new FRM Control Group were diluted from about $.095 to about $.091 per share. Book value of FRM did not take into account its existing structure and status as a public company with a reporting history which was considered in the transaction. The FRM Control Group has benefited from that as well as the $10,000 in cash remaining in FRM.

Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which includes the other persons who purchased the shares for the consideration stated below. Messrs. Stahl and Bregman have worked together at Horizon Research Group since 1994 and before that at Bankers Trust Company. They are also part of the ownership of Kinetics Asset Management, Inc., which is the investment adviser to several mutual funds and hedge funds, including The Internet Fund, The Kinetics New Paradigm Fund and Kinetics New Economy Partners, L.P.

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

Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of under-researched companies and strategies to identify the complex or overlooked situations that can offer asymetric return advantages to the investor. Horizon's research periodicals organize the investment universe by functional sector rather than by the standard division by industry sector. Among its publications are The Contrarian Research Report, The Spin-Off Report, The Intangible Asset Report, The Hidden Asset Report, The Devil's Advocate, The Convertible Arbitrage Report, and The Skeptic's Almanac. These reports are addressed to investment managers, but the concepts and process behind them are expected to serve FRM's efforts to identify business opportunities in public and private ventures.

THE CONTRARIAN RESEARCH REPORT identifies any security that offers investors an asymmetric return - that is, where the likelihood of a positive return far outweighs the likelihood of a loss. Its philosophy is to seek out-of-favor investments whose low valuations serve to minimize risk, in contradistinction to the search for maximum return with little regard for the consequences of being in error.

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

SPECIFIC BUSINESS ACTIVITIES

Since its new start on January 23, 2001, FRM completed the following transactions by February 28, 2002, the close of its fiscal year:

i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

ii. A consulting agreement was signed effective January 1, 2001 whereby FRM will receive $21,600 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

iii. In March 2001, FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S & P 500 Index by a further ____ percentage points.

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

vi. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to New Economy Partners and Kinetics New Economy Fund, both of which are hedge funds. While the fees are minimal at the present time, management believes that they will grow in future years. During its first partial year of operation in 2000, and in 2001, New Economy Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index.

vii. FRM has established three programs based on different investment strategies for which consultant fees are paid to the Company that are asset based in nature. One program is a private hedge fund of accredited investors including the Company operated by a limited partnership in which FRM will be the General Partner. A second program involves managers of private investment funds who will implement an investment strategy designed for those funds whereby consulting fees are paid to the Company or for its personnel who may be outsourced to the managers. The third program is to enhance the growth of small mutual funds, which will enter into new research agreements with FRMO to focus on the funds' market sector or corporate strategy. These programs are new, are in a development stage and are not necessarily expected to provide substantial revenues in the current fiscal year, although one such program is currently active.

MARKETING

Currently, the marketing of the Company's services and programs is by the officers of the Company.

COMPETITION

The Company's business activities are founded on the independent research experience of its personnel who provide in-depth analysis of information-poor, under-researched companies and strategies to find the complex or overlooked situations which can offer an advantage to the investor. This research is distinct from but competes with the traditional "sell side" research supported by the trading commissions and corporate finance fees of brokerage firms which produce the great majority of "Wall Street" research. The Company also competes with a wide variety of independent entities, which sell periodicals and research that is paid for by subscription or fees of its readers. The Company is small in relation to such competitors but its services and programs are designed to reach a niche market of sophisticated analysts and accredited investors.

TRADEMARKS - None.

EMPLOYEES

As of February 28, 2002, the Company had no paid employees

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

None, other than the election of directors on July 19, 2001.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

Registration and Market Prices of Common Stock

The authorized capital stock of the Company consists of 92,000,000 shares, of which, 90,000,000 are shares of common stock, $.001 par value and 2,000,000 shares are preferred stock, $.001 par value. On February 28, 2002, there were 36,083,459 shares of common stock and 50 shares of series R preferred stock outstanding. Subject to any prior rights of the Company's preferred shareholders, FRM's common shareholders are entitled:

         - to receive dividends as are declared by FRM's Board of Directors out of funds legally available; and

         -        to full voting rights, each share being entitled to one vote.

         The FRM Board of Directors may issue additional authorized shares of FRM common stock without shareholder approval. FRM shareholders do not have any cumulative rights or any preemptive rights to subscribe for additional securities that FRM may issue without obtaining shareholder consent. Subject to any prior rights of the holders of any preferred stock then outstanding, in the event of liquidation, dissolution, or winding up of the company, common shareholders would be entitled to receive, on a pro rata basis, any assets distributable to shareholders in respect of shares by them.

The FRM certificate of incorporation authorizes the issuance by FRM of up to 2,000,000 shares of FRM preferred stock, of which 50 shares are issued and outstanding. The FRM Board of Directors may issue its preferred stock without obtaining shareholder consent in one or more series at a time or times and for consideration or considerations as its Board of Directors may determine. The Board of Directors is authorized by the FRM certificate of incorporation to provide at any time for the issuance of FRM preferred stock with the rights, preferences, and limitations as established by the Board.

The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and trades on the NASDAQ Bulletin Board under the symbol FRMO. The following table sets forth the range of high and low bid quotations of the Company's common stock for the periods set forth below, as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions. The fourth quarter of fiscal 2001 represents the period of the Company's post spin-off-new-business start, which commenced on January 23, 2001.

FISCAL PERIOD                                                 COMMON STOCK
                                                          ----------------------
                                                          HIGH BID      LOW BID
                                                          --------      --------
2001

4th   Fiscal Quarter ( 1/23/01 -  2/28/01)                $ 1.5625      $   .625

2002

1st   Fiscal Quarter ( 3/1/01 - 5/31/01)                  $ 1.6875      $ .59375
2nd   Fiscal Quarter ( 6/1/01 - 8/31/01)                  $ 2.75        $ 1.42
3rd   Fiscal Quarter ( 9/1/01 - 11/30/01)                 $ 1.09        $ .60
4th   Fiscal Quarter (12/1/01 - 2/28/02)                  $ 1.00        $ .55

The high bid and low asked quote on May 21, 2002 was $.40 bid and $.55 asked.

DIVIDENDS

No cash dividend has been paid by FRM since its inception. The Company has no present intention of paying any cash dividends on its common stock.

HOLDERS

As of May 1, 2002, there were approximately 1,100 holders of record of FRM common stock representing about 2,500 beneficial owners of its shares. The Chief Financial Officer and two directors were granted options to purchase a total of 21,000 shares of the Company's common stock. There are no warrants to purchase common stock of the Company outstanding. The Company does not know of any shares of common stock of FRM that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6.   SELECTED FINANCIAL DATA

Previously filed financial reports on Form 10-K during the four fiscal years ended February 28, 2001, included the operations of MFC Development Corp. and subsidiaries, which were spun-off to the shareholders of FRM on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no selected financial data to report before that date.

                                  FRMO Corp.
                     Selected Consolidated Financial Data

                                                       Fiscal Year Ended
                                                 ------------------------------
                                                 February 28,       February 28,
                                                     2002               2001
                                                 -----------        -----------
Income Statement Data:

Total Revenue                                    $    68,785        $     3,600
Costs and expenses                                    59,254              4,151
                                                 -----------        -----------
Income (loss) from operations                          9,531               (551)
Other income                                           1,304               --
                                                 -----------        -----------
 Income (loss) from operations before
  provision for income taxes                          10,835               (551)
Provision for income taxes                             2,445               --
                                                 -----------        -----------
Net Income (loss)                                $     8,390        $      (551)
                                                 ===========        ===========

Earnings (loss) per common share:

Basic earnings per common share                  $      --          $      --
                                                 ===========        ===========
Diluted earnings per common share                $      --          $      --
                                                 ===========        ===========
Number of shares used in computation of
  of basic and diluted earnings per share

Basic                                              3,889,772          1,998,616
                                                 ===========        ===========
Diluted                                            3,910,046          1,800,000
                                                 ===========        ===========

                                                         As of
                                           ----------------------------------
                                           February 28,           February 28,
                                              2002                    2001
                                           ----------              ----------
Balance Sheet Data:

Working Capital                            $   61,890              $   43,824
                                           ==========              ==========
Total Assets                               $  161,068              $   52,894
                                           ==========              ==========
Long-term debt                             $       --              $       --
                                           ==========              ==========
Shareholders' equity                       $  138,433              $   48,824
                                           ==========              ==========
Book value per share                       $     0.04              $     0.02
                                           ==========              ==========
Common shares outstanding (1)               3,890,087               1,998,616
                                           ==========              ==========

(1) Common shares outstanding is recorded net of 32,186,250 shares that are being held in escrow for shareholders who have not yet purchased their stock as described in Note 6 of the financial statements.

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

OVERVIEW

By reason of the spin-off transaction described in Item 1, the Company had a new start in terms of its continuing business and its financial statement. After the spin-off its balance sheet consisted of $10,000 in assets, no liabilities and 1,800,000 shares of common stock. On January 23, 2001 the Company issued an additional 34,200,000 shares of common stock for $3,258,000 to be paid as set forth in Item 1. The business engaged in by FRM in the period between January 23, 2001 and February 28, 2002 is described in Item 1 and reflected in the statement of operations for the fiscal years ended February 28, 2002 and 2001 and are included herein.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2002 COMPARED TO YEAR ENDED FEBRUARY 28, 2001

Due to the new start of FRM on January 23, 2001 and the accounting for the spin-off as a reverse pooling, there were no operations prior to January 23, 2001.

The Company's revenues from operations increased by $65,000 for the year ended February 28, 2002 ("2002") from $4,000 for the year ended February 28, 2001 ("2001"). The increases in 2002 was due to income from (i) research fees, (ii) consulting fees, which included the consulting agreement with the manager of Santa Monica Partners, L.P., (iii) subscription fees and (iv) distributions from its minority interest ownership of FRM NY Capital, LLC.

Costs and expenses increased by $55,000 in 2002, from $4,000 in 2001. The increase in 2002 was due primarily to shareholder reporting expenses, accounting fees, amortization and office expenses. The officers of the Company are responsible for all of the Company's operations and they have agreed not to draw any salaries during the period of formation.

For the reasons noted above, the Company's net income for the year ended February 28, 2002 increased by $9,000 to $8,000, as compared to a loss of $1,000 in 2001.

YEAR ENDED FEBRUARY 28, 2001 COMPARED TO YEAR ENDED FEBRUARY 29, 2000

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the year ended February 28, 2002, resulted in an increase in cash of $38,000. The $38,000 increase in cash in 2002 was due to net income (after adjusting for amortization) of $18,000 and $20,000 net increase of payables and deferrals over receivables, which, are normal fluctuations primarily caused by timing differences. There were no cash flows provided by or used in investing activities during the year ended in 2002, as compared to $5,000 being used in 2001, which was used for the investment in FRM NY Capital, LLC. There were no cash flows provided by or used in financing activities during the year ended in 2002, as compared to $39,000 being provided in 2001 from the issuance of new stock. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

See subsections (i) and (ii) at page 2 relating to the obligations of the Stahl Bregman Group and LPC to pay for the shares of common stock of the Company based on dividends from Kinetics and the income generated from the management of the mutual funds for which Horizon is the investment advisor.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part thereof.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)        FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)        FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules........................................................F-1
Report of Holtz Rubenstein & Co., LLP...........................................................................F-2
Consolidated Balance Sheets - February 28, 2002 and 2001........................................................F-3
Consolidated Statement of Operations -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.......................................F-5
Consolidated Statement of Stockholders' Equity -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.......................................F-6
Consolidated Statement of Cash Flows -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.......................................F-7
Notes to Consolidated Financial Statements......................................................................F-8

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

Exhibit
Number   Description
------   -----------

3.01     Amended Certificate of Incorporation of the Company*.
3.03     Amended By-Laws of the Company*.
5.01     Opinion of Tanner Propp, LLP*
21.01 The Company has no subsidiaries. The spin-off on January 23, 2001 of MFC Development Corp, a former subsidiary ("MFC"), is described in Form 10, the General Form for Registration of Common Stock of MFC pursuant to Section 12(g) of The Securities Exchange Act of 1934, as amended, which was incorporated by reference as an exhibit in the Company's Form 8-K Current Report filed on January 25, 2001.*

------------------
           *   Previously filed

(b)        REPORTS ON FORMS 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2002.

                            FRMO CORP.

                            By:            /s/   Victor Brodsky
                               ------------------------------------------------
                                             Victor Brodsky,
                                                Treasurer
                                        And Chief Financial Officer
                                (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2002.


Signature                                                    Title
---------                                                    -----
     /s/   Murray Stahl                           Chairman of the Board
--------------------------------                  (Principal Executive Officer)
           Murray Stahl


     /s/   Steven Bregman                         President, Director
--------------------------------
           Steven Bregman


     /s/   Lester Tanner                          Secretary, Director
--------------------------------
           Lester Tanner


     /s/   Allan Kornfeld                         Director
--------------------------------
           Allan Kornfeld


     /s/   David Michael                          Director
--------------------------------
           David Michael

                                   FRMO Corp.
                          Index to Financial Statements

This Index..............................................................    F-1
Report of Independent Auditors..........................................    F-2
Balance Sheets --
   As of February 28, 2002 and February 28, 2001........................    F-3
Statements of Operations --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000................................................    F-5
Statements of Stockholders' Equity --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000................................................    F-6
Statements of Cash Flows --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000................................................    F-7

Notes to Financial Statements...........................................    F-8



The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors

The Board of Directors and Shareholders
FRMO Corp.

We have audited the accompanying balance sheets of FRMO Corp. as of February 28, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the three years ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRMO Corp. at February 28, 2002 and 2001, and the results of its operations and its cash flows for the three years ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
May 14, 2002

                                   FRMO Corp.
                                 Balance Sheets

                                                FEBRUARY 28,        FEBRUARY 28,
                                                    2002                2001
                                                  --------            --------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 83,411            $ 44,957
  Consulting fees receivable                         1,114               1,800
  Other current assets                                  --               1,137
                                                  --------            --------
Total current assets                                84,525              47,894
                                                  --------            --------
Other assets:
  Intangible assets, net of accumulated
    amortization of $9,676                          71,543                  --
  Investment in FRM NY Capital, LLC                  5,000               5,000
                                                  --------            --------
Total other assets                                  76,543               5,000
                                                  --------            --------

Total assets                                      $161,068            $ 52,894
                                                  ========            ========

See accompanying notes.

                                   FRMO Corp.
                           Balance Sheets (continued)

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                        2002            2001
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $    19,607    $     4,070
  Income taxes payable                                       322             --
  Deferred income                                          2,706             --
                                                     -----------    -----------
Total current liabilities                                 22,635          4,070
                                                     -----------    -----------
Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 50 shares Series R at            --             --
      February 28, 2002 and -0- shares at
      February 28, 2001
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,083,774 shares at
      February 28, 2002 and 36,000,000 shares at
      February 28, 2001                                   36,083         36,000
  Capital in excess of par value                       3,313,136      3,232,000
  Retained earnings (accumulated deficit)                  7,839           (551)
                                                     -----------    -----------
                                                       3,357,058      3,267,449
  Less: Receivables from shareholders for
              common stock issuance                    3,218,625      3,218,625
                                                     -----------    -----------
  Total stockholders' equity                             138,433         48,824
                                                     -----------    -----------

Total liabilities and stockholders' equity           $   161,068    $    52,894
                                                     ===========    ===========

See accompanying notes.

                                   FRMO Corp.
                            Statements of Operations

                                                   YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                   FEBRUARY 28,       FEBRUARY 28,        FEBRUARY 29,
                                                      2002               2001                 2000
                                                   -----------        -----------         -----------
REVENUES
  Consulting                                       $    56,763        $     3,600         $        --
  Research fees                                          8,041                 --                  --
  Subscription fees                                      3,018                 --                  --
  Investments                                              963                 --                  --
                                                   -----------        -----------         -----------
  Total income                                          68,785              3,600                  --
                                                   -----------        -----------         -----------
COSTS AND EXPENSES

  Amortization                                           9,676                 --                  --
  Accounting                                             6,100              2,000                  --
  Shareholder reporting                                 36,588              1,915                  --
  Office expenses                                        6,178                 81                  --
  Other                                                    712                155                  --
                                                   -----------        -----------         -----------
  Total costs and expenses                              59,254              4,151                  --
                                                   -----------        -----------         -----------

Income (loss) from operations                            9,531               (551)                 --
  Dividend income                                        1,304                 --                  --
                                                   -----------        -----------         -----------
Income from operations before provision
  for income taxes                                      10,835               (551)                 --
Provision for income taxes                               2,445                 --                  --
                                                   -----------        -----------         -----------
Net income (loss)                                  $     8,390        $      (551)        $        --
                                                   ===========        ===========         ===========
Basic earnings per common share                    $      0.00        $     (0.00)        $        --
                                                   ===========        ===========         ===========
Diluted earnings per common share                  $      0.00        $     (0.00)        $        --
                                                   ===========        ===========         ===========
Average shares of common stock outstanding:

Basic                                                3,889,772          1,998,616           1,800,000
                                                   ===========        ===========         ===========
Diluted                                              3,910,046          1,998,616           1,800,000
                                                   ===========        ===========         ===========

See accompanying notes

                                   FRMO Corp.
                       Statements of Stockholders' Equity

                                                                                                          RECEIVABLES
                                                                                                             FROM
                                           SERIES R                              ADDITIONAL              SHAREHOLDERS     TOTAL
                                       PREFERRED STOCK        COMMON STOCK         PAID-IN  (ACCUMULATED  FOR COMMON  STOCKHOLDERS'
                                       SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL    DEFICIT)   STOCK ISSUANCE  EQUITY
                                      --------  --------  ----------  --------    ----------  --------     -----------  --------
Balance, February 28, 1999            $     --  $     --   1,800,000  $  1,800    $   8,200   $     --     $       --   $ 10,000
  Net income (loss)                         --        --        --          --           --         --             --         --
                                      --------  --------  ----------  --------    ----------  --------     -----------  --------
Balance, February 29, 2000                  --        --   1,800,000     1,800        8,200         --             --     10,000
  Issuance of new stock                     --        --  34,200,000    34,200    3,223,800         --     (3,218,625)    39,375
  Net income (loss)                         --        --        --          --           --       (551)            --       (551)
                                      --------  --------  ----------  --------    ----------  --------     -----------  --------
BALANCE, FEBRUARY 28, 2001                  --        --  36,000,000    36,000    3,232,000       (551)    (3,218,625)    48,824
  ISSUANCE OF NEW STOCK FOR THE
    ASSIGNMENT OF RESEARCH
    AGREEMENTS                              --        --      83,459        83       54,886         --             --     54,969
  ISSUANCE OF NEW STOCK FOR THE
    ASSIGNMENT OF SUBSCRIPTION
    REVENUE                                 50        --        --          --       26,250         --             --     26,250
  ISSUANCE OF NEW STOCK FOR THE
    ACQUISITION OF 7.71% OF KINETICS
    ADVISORS, LLC AND 50% OF FINDERS
    FEE SHARE INTEREST                      --        --         315        --           --         --             --         --
  NET INCOME (LOSS)                         --        --        --          --           --      8,390             --      8,390
                                      --------  --------  ----------  --------    ----------  --------     -----------  --------
BALANCE, FEBRUARY 28, 2002                  50  $     --  36,083,774  $ 36,083    $3,313,136  $  7,839     $(3,218,625) $138,433
                                      --------  --------  ----------  --------    ----------  --------     -----------  --------

See accompanying notes

                                   FRMO Corp.
                            Statements of Cash Flows

                                                                     YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                                     FEBRUARY 28,        FEBRUARY 28,         FEBRUARY 29,
                                                                        2002                2001                 2000
                                                                      --------            --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $  8,390            $   (551)            $     --
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Amortization of research agreements                                 9,676                  --                   --
     Changes in operating assets and liabilities:
     Other current assets                                                1,823              (2,937)                  --
     Accounts payable and accrued expenses                              15,859               4,070                   --
     Deferred income                                                     2,706                  --                   --
                                                                      --------            --------             --------
Net cash provided by operating activities                               38,454                 582                   --
                                                                      --------            --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES

Investment in FRM NY Capital, LLC                                           --              (5,000)                  --
                                                                      --------            --------             --------
Net cash used in investing activities                                       --              (5,000)                  --
                                                                      --------            --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES

Payment for issuance of new stock                                           --              39,375                   --
                                                                      --------            --------             --------
Net cash provided by financing activities                                   --              39,375                   --
                                                                      --------            --------             --------

Net increase in cash and cash equivalents                               38,454              34,957                   --
Cash and cash equivalents, beginning of year                            44,957              10,000               10,000
                                                                      --------            --------             --------

Cash and cash equivalents, end of year                                $ 83,411            $ 44,957             $ 10,000
                                                                      ========            ========             ========

ADDITIONAL CASH FLOW INFORMATION

Interest paid                                                         $     --            $     --             $     --
                                                                      ========            ========             ========
Income taxes paid                                                     $    155            $     --             $     --
                                                                      ========            ========             ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in consideration for the acquistion
  of research agreements                                              $ 26,250            $     --             $     --
                                                                      ========            ========             ========
Common stock issued in consideration for the assignment
  of subscription revenues                                            $ 54,886            $     --             $     --
                                                                      ========            ========             ========

See accompanying notes

                                   FRMO Corp.
                          Notes to Financial Statements

1. ORGANIZATION OF THE COMPANY

FRMO CORP. (the "Company or "FRM") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and then to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp.("MFC"). On August 31, 2000, FRM transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of MFC.

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing to its shareholders one share of MFC common stock for each share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). In fiscal 2001, MFC filed a Form 10 to register its common stock and on January 23, 2001, 1,800,000 shares of MFC were distributed to FRM's shareholders.

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

On January 23, 2001, 34,200,000 shares of common stock were issued to the FRM Control Group. Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which includes the other persons who purchased the shares for the consideration set forth in Note 6.

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

Since its new start on January 23, 2001, FRM completed the following transactions by February 28, 2002, the close of its fiscal year:

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

iii. In March 2001, FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid.

iv. In May 2001, FRM acquired the research service fees that Horizon Research Group will receive from The Middle East Growth Fund in exchange for 3,456 shares of FRM common stock. While the fees are minimal at the present time, management believes that they will grow in future years.

                                   FRMO Corp.
                          Notes to Financial Statements


2. BASIS OF PRESENTATION (CONTINUED)

BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)

v. In October 2001, FRM acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

vi. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to New Economy Partners and Kinetics New Economy Fund, both of which are hedge funds. While the fees are minimal at the present time, management believes that they will grow in future years.

3. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The accrual method of accounting is used to record all income.

RECEIVABLES

Receivables consist of monthly consulting fees. All receivables are current and management believes they are fully collectible.

INVESTMENT IN FRM NY CAPITAL, LLC

The investment in FRM NY Capital, LLC represents a 7% Class B membership interest. Class B members will not receive any distributions until all Class A members are repaid their capital contributions, with interest. For the years ended February 28, 2002 and February 28, 2001, the Company received $963 and $-0- in distributions. This investment is accounted for under the cost method of accounting.

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

                                   FRMO Corp.
                          Notes to Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets are amortized over their estimated lives, ten years, using the straight line method.

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables.

Trade receivables arise from consulting fees in the New York City area. For the year ended February 28, 2002, fees earned from one client represent 51% of all income and fees earned from another client, which is also a related party, represent 31% of all income. For the year ended February 28, 2001, fees earned from one client, who is also a related party, represented 100% of all income. As of February 28, 2002, trade receivables from one client comprised 100% of total trade receivables. As of February 28, 2001, trade receivables from the same related party discussed above, comprised 100% of total trade receivables.

ADVERTISING COSTS

The Company's policy is to expense the cost of advertising as incurred. There were no advertising expenses for the years ended February 28, 2002, February 28, 2001 and February 29 ,2000.

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

                                   FRMO Corp.
                          Notes to Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income (loss) was equivalent to net income (loss) for all periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective March 1, 2001. The adoption of this Statement has not had any material effect on the Company's results of operations or financial position.

ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The Company adopted Statement No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective April 1, 2001. The adoption of this Statement has not had any material effect on the Company's results of operations or financial position.

OTHER ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Statement No. 141 is effective for the Company July 1, 2001. Statement No. 142 will be effective for the Company March 1, 2002. In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of Statement Nos. 141, 142, 143 and 144. The Company does not believe that these pronouncements will have a material effect on the financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements


4.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             FEBRUARY 28,           FEBRUARY 28,
                                                2002                   2001
                                               -------                -------
Research agreements                            $54,969                $    --
Subscription revenue                            26,250                     --
                                               -------                -------
                                                81,219                     --
Less accumulated amortization                    9,676                     --
                                               -------                -------
Intangible assets, net                         $71,543                $    --
                                               =======                =======


Amortization of intangible assets was $9,676 for the year ended February 28, 2002 and $-0- for each of the years ended February 28, 2001 and February 29, 2000.

5. COMMITMENTS AND CONTINGENCIES

As of February 28, 2002, the Company did not enter into any commitments and management believes that there were no contingencies.

6.  RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK

The 34,200,000 shares of common stock of FRM sold after the spin-off distribution date were issued to the FRM Control Group as follows:

         (i) 28,800,000 shares of common stock of FRM Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group is in control of FRM Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRM the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRM in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase price is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the

                                   FRMO Corp.
                          Notes to Financial Statements


6. RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK (CONTINUED)

         pro-rata share of the dividends it currently receives from Kinetics without, as a condition thereof, paying toward the fixed purchase price of its FRM shares the after-tax proceeds of that part divested, as if the divestiture had not occurred. During the year ended February 28, 2002, the Stahl Bregman Group was not obligated to pay any amount for the issuance of common stock and no amounts have been paid during that period.

         (ii) 3,600,000 shares of common stock of FRM were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRM, together with members of his family, for $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRM in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid. During the year ended February 28, 2002, LPC was not obligated to pay any amount for the issuance of common stock and no amounts have been paid during that period.

         (iii) 1,800,000 shares of common stock of FRM were issued to Lawrence
         J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRM and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRM.

7.  NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for each of the three years ended February 28, 2002 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for each of the three years ended February 28, 2002 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                           YEAR ENDED           YEAR ENDED           YEAR ENDED
                                           FEBRUARY 28,         FEBRUARY 28,         FEBRUARY 29,
                                              2002                 2001                 2000
                                            ---------            ---------            ---------
Weighted average common shares              3,889,772            1,800,000            1,800,000
Effect of dilutive securities:
  Conversion of preferred stock                20,274                   --                   --
                                            ---------            ---------            ---------
Dilutive potential common shares            3,910,046            1,800,000            1,800,000
                                            =========            =========            =========

                                   FRMO Corp.
                          Notes to Financial Statements



8. INCOME TAXES

The provision for income taxes consist of the following:

                         YEAR ENDED             YEAR ENDED             YEAR ENDED
                         FEBRUARY 28,           FEBRUARY 28,           FEBRUARY 29,
                            2002                   2001                   2000
                           -------                -------                -------
 Current:
  Federal                  $ 1,497                $    --                $    --
  State                        948                     --                     --
                           -------                -------                -------
Total current                2,445                     --                     --
                           -------                -------                -------
Deferred:
  Federal                       --                     --                     --
  State                         --                     --                     --
                           -------                -------                -------
Total deferred                  --                     --                     --
                           -------                -------                -------
Total                      $ 2,445                $    --                $    --
                           =======                =======                =======

FRM and its former subsidiaries filed consolidated tax returns through January 23, 2001. There was no federal tax liability due to current and prior year net operating losses. After January 23, 2001, FRM began filing individual tax returns. FRM and its former subsidiaries filed individual state tax returns. The Company has net operating loss carryforwards for Federal purposes of approximately $1,091,000 arising from FRM's share of losses from the consolidated tax returns that were filed through January 23, 2001. The use of these NOL's is restricted, subject to the provisions of Internal Revenue Code section 382 and accordingly, the Company has taken a 100% reserve against the deferred tax asset resulting from these NOL's.

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                       FEBRUARY 28,           FEBRUARY 28,            FEBRUARY 29,
                                           2002                   2001                    2000
                                       -----------------------------------------------------------
                                           % OF                   % OF                    % OF
                                          PRETAX                 PRETAX                  PRETAX
                                          INCOME                 INCOME                  INCOME
                                       -----------------------------------------------------------
 Statutory federal income tax
  expense rate                             34.0%                   -- %                  -- %
Adjustment for utilization of
  lower tax brackets                      (19.0)                   --                    --
State taxes, less federal
  tax effect                                7.6                    --                    --
                                       -----------------------------------------------------------
                                           22.6%                   -- %                  -- %
                                       ===========================================================

                                   FRMO Corp.
                         Notes to Financial Statements

9. STOCK BASED COMPENSATION

The Company Applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation to employees and directors. Stock compensation to non-employees is accounted for at fair value in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

During the year ended February 28, 2002, the Company granted an officer and two directors options to acquire a total of 21,000 shares of common stock, at an exercise price of $1.25 per share, through July 19, 2006. The Company has elected the disclosure-only provisions of SFAS 123 in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for these options. Had the Company recorded compensation expense for the stock options based on the fair value at the date for awards, consistent expense for the stock options based on the fair value at the date for awards, consistent with the provisions of SFAS 123, the Company's net income for the year ended February 28, 2002 would have been reduced by approximately $24,000 ($0.01 per share).

                                   FRMO Corp.
                          Notes to Financial Statements

10.  SUPPLEMENTAL FINANCIAL INFORMATION
         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Previously filed quarterly financial reports on Form 10-Q during fiscal 2001 included the operations of MFC Development Corp. and subsidiaries, which were spun-off to the shareholders of FRM on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no unaudited quarterly data to report before that date.

                                                                                 QUARTER
                                             ---------------------------------------------------------------------------------
                                                FIRST           SECOND             THIRD           FOURTH             TOTAL
                                             -----------      -----------       -----------      -----------       -----------
YEAR ENDED FEBRUARY 28, 2002:

Total revenue                                $    13,184      $    14,833       $    24,741      $    16,027       $    68,785
                                             ===========      ===========       ===========      ===========       ===========

Income (loss) from operations                $     2,875      $    (7,781)      $    12,896      $     1,541       $     9,531
                                             ===========      ===========       ===========      ===========       ===========

Net income (loss)                            $     3,246      $    (7,386)      $    11,238      $     1,292       $     8,390
                                             ===========      ===========       ===========      ===========       ===========
Earnings (loss) per common share:

  Basic                                      $        --      $        --       $        --      $        --       $        --
                                             ===========      ===========       ===========      ===========       ===========
  Diluted                                    $        --      $        --       $        --      $        --       $        --
                                             ===========      ===========       ===========      ===========       ===========
Number of shares used in computation of
  earnings per share:

  Basic                                        3,867,703        3,897,209         3,897,209        3,897,209         3,889,772
                                             ===========      ===========       ===========      ===========       ===========
  Diluted                                      3,867,703        3,897,209         3,929,077        3,947,209         3,910,046
                                             ===========      ===========       ===========      ===========       ===========

YEAR ENDED FEBRUARY 28, 2001:

Total revenue                                $        --      $        --       $        --      $     3,600       $     3,600
                                             ===========      ===========       ===========      ===========       ===========
Income (loss) from operations                $        --      $        --       $        --      $      (551)      $      (551)
                                             ===========      ===========       ===========      ===========       ===========
Net income (loss)                            $        --      $        --       $        --      $      (551)      $      (551)
                                             ===========      ===========       ===========      ===========       ===========
Earnings (loss) per common share:

  Basic                                      $        --      $        --       $        --      $        --       $        --
                                             ===========      ===========       ===========      ===========       ===========
  Diluted                                    $        --      $        --       $        --      $        --       $        --
                                             ===========      ===========       ===========      ===========       ===========
Number of shares used in computation of
  earnings per share:

  Basic                                               --               --                --        1,998,616         1,998,616
                                             ===========      ===========       ===========      ===========       ===========
  Diluted                                             --               --                --        1,998,616         1,998,616
                                             ===========      ===========       ===========      ===========       ===========