Form 10-Q
period 2002-05-31
FRMO CORP
filed 2002-07-12
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: May 31, 2002

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 10, 2002: 36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002


                                                                             Page No.
                                                                             --------
PART I

         Item 1.  Financial Statements.....................................     2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................    11

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.......................................................    13



PART II


         Item 6.  Exhibits and reports on form 8-K.........................    13

                                    FRMO Corp

                          Index to Financial Statements


                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Balance Sheets -- May 31, 2002 (unaudited) and February 28, 2002.....................       3

Statements of Operations (unaudited)  -- Three months ended
   May 31, 2002 and 2001.............................................................       5

Statement of Stockholders' Equity (unaudited)  --
   Three months ended May 31, 2002 ..................................................       6

Statements of Cash Flows (unaudited)  --
   Three months ended May 31, 2002 and 2001..........................................       7

Notes to Financial Statements (unaudited)............................................       8

                                   FRMO Corp.
                                 Balance Sheets


                                                          May 31,     February 28,
                                                           2002           2002
                                                         --------       --------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $ 98,015       $ 83,411
  Consulting fees receivable                                9,747          1,114
                                                         --------       --------
Total current assets                                      107,762         84,525
                                                         --------       --------

Other assets:
  Intangible assets, net of accumulated
    amortization of $7,275 at May 31, 2002                 69,978         71,543
    and $9,676 at February 28, 2002
  Investments in unconsolidated subsidiaries               10,668          5,000
                                                         --------       --------
Total other assets                                         80,646         76,543
                                                         --------       --------

Total assets                                             $188,408       $161,068
                                                         ========       ========


See notes to interim financial statements.

                                   FRMO Corp.
                           Balance Sheets (continued)


                                                                MAY 31,     FEBRUARY 28,
                                                                 2002           2002
                                                              ----------     ----------
                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $   28,881     $   19,607
  Income taxes payable                                                --            322
  Deferred income                                                  2,917          2,706
                                                              ----------     ----------
Total current liabilities                                         31,798         22,635
                                                              ----------     ----------

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 50 shares Series R                       --             --
  Common stock - $.001 par value;
    Authorized - 90,000,000 shares;
    Issued and outstanding -  36,083,774 shares                   36,083         36,083
  Capital in excess of par value                               3,316,136      3,313,136
  Retained earnings                                               23,016          7,839
                                                              ----------     ----------
                                                               3,375,235      3,357,058
  Less: Receivables from shareholders for
              common stock issuance                            3,218,625      3,218,625
                                                              ----------     ----------
  Total stockholders' equity                                     156,610        138,433
                                                              ----------     ----------

Total liabilities and stockholders' equity                    $  188,408     $  161,068
                                                              ==========     ==========


See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Operations
                                   (unaudited)


                                                                THREE MONTHS ENDED
                                                                     MAY 31,
                                                               2002           2001
                                                            ----------     ----------
REVENUES
  Consulting                                                $   18,726     $   12,749
  Research fees                                                  4,048            435
  Subscription fees                                              3,009             --
  Income from investments in unconsolidated subsidiaries         5,668             --
                                                            ----------     ----------
  Total income                                                  31,451         13,184
                                                            ----------     ----------

COSTS AND EXPENSES
  Amortization                                                   1,565          1,333
  Contributed services                                           3,000             --
  Accounting                                                     1,500          1,000
  Shareholder reporting                                          6,272          6,216
  Office expenses                                                1,500          1,557
  Other                                                             48            203
                                                            ----------     ----------
  Total costs and expenses                                      13,885         10,309
                                                            ----------     ----------

Income from operations                                          17,566          2,875
  Dividend income                                                  266            371
                                                            ----------     ----------
Income from operations before provision
  for income taxes                                              17,832          3,246
Provision for income taxes                                       2,655             --
                                                            ----------     ----------

Net income                                                  $   15,177     $    3,246
                                                            ==========     ==========

Basic earnings per common share                             $     0.00     $     0.00
                                                            ==========     ==========

Diluted earnings per common share                           $     0.00     $     0.00
                                                            ==========     ==========

Average shares of common stock outstanding:
Basic                                                        3,897,524      3,867,703
                                                            ==========     ==========

Diluted                                                      3,947,524      3,867,703
                                                            ==========     ==========


See notes to interim financial statements.

                                   FRMO Corp.
                        Statement of Stockholders' Equity
                                   (unaudited)


                                                                                        RECEIVABLES
                                                                                           FROM
                                SERIES R                         ADDITIONAL             SHAREHOLDERS      TOTAL
                            PREFERRED STOCK      COMMON STOCK      PAID-IN    RETAINED    FOR COMMON    STOCKHOLDERS'  COMPREHENSIVE
                             SHARES  AMOUNT    SHARES    AMOUNT    CAPITAL    EARNINGS  STOCK ISSUANCE     EQUITY        INCOME

Balance, February 28, 2002    50     $   --  36,083,774  $36,083  $3,313,136  $ 7,839    $(3,218,625)    $ 138,433
  Net income                  --         --          --       --          --   15,177             --        15,177     $  15,177
  Contributed services        --         --          --       --       3,000       --             --         3,000            --
                                                                                                                       ---------
  Comprehensive income        --         --          --       --          --       --             --            --     $  15,177
                             ---     ------  ----------  -------  ----------  -------    -----------     ---------     =========
Balance, May 31, 2002         50     $   --  36,083,774  $36,083  $3,316,136  $23,016    $(3,218,625)    $ 156,610
                             ===     ======  ==========  =======  ==========  =======    ===========     =========


See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Cash Flows
                                   (unaudited)



                                                                 THREE MONTHS ENDED
                                                                      MAY 31,
                                                               2002          2001
                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 15,177      $  3,246
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Reinvested income                                         (5,668)
     Amortization                                               1,565         1,333
     Contributed services                                       3,000            --
     Changes in operating assets and liabilities:
      Consulting fees receivable                               (8,633)       (5,549)
      Other current assets                                         --         1,137
      Accounts payable and accrued expenses                     8,952         5,804
      Deferred income                                             211            --
                                                             --------      --------
Net cash provided by operating activities                      14,604         5,971
                                                             --------      --------

Net increase in cash and cash equivalents                      14,604         5,971
Cash and cash equivalents, beginning of period                 83,411        44,957
                                                             --------      --------

Cash and cash equivalents, end of period                     $ 98,015      $ 50,928
                                                             ========      ========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                $     --      $     --
                                                             ========      ========
Income taxes paid                                            $  2,983      $    155
                                                             ========      ========

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in consideration for the acquisition
  of research agreements                                     $     --      $ 83,459
                                                             ========      ========

Reinvested income from investments in unconsolidated
  subsidiaries                                               $  5,668      $     --
                                                             ========      ========



See notes to interim financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2002; results of operations for the three months ended May 31, 2002 and 2001; cash flows for the three months ended May 31, 2002 and 2001; and changes in stockholders' equity for the three months ended May 31, 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002. The balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2.  INTANGIBLE ASSETS

RESEARCH AGREEMENTS

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The New Paradigm Fund in exchange for 80,003 shares of common stock. In May 2001, the Company acquired the research service fees that Horizon Research Group receives from The Middle East Growth Fund in exchange for 3,456 shares of common stock. The value of the shares issued in both of these transactions aggregated $54,969. The Company is amortizing the cost of these research agreements over ten years using the straight line method.

SUBSCRIPTION REVENUES

In October 2001, the Company acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive. Consideration for this interest consisted of the issuance of 50 shares of Series R preferred stock. The value of the shares issued in both of these transactions aggregated $26,250. The Company will amortize the purchase of these subscription agreements over ten years using the straight-line method. At the time of these transactions, a 2% interest in the subscription revenues amounted to $3,018 per annum.

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)



2. INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

                                                       MAY 31,         FEBRUARY 28,
                                                        2002              2002
                                                       -------           -------
Research agreements                                    $51,003           $54,969
Subscription revenue                                    26,250            26,250
                                                       -------           -------
                                                        77,253            81,219
Less accumulated amortization                            7,275             9,676
                                                       -------           -------
Intangible assets, net                                 $69,978           $71,543
                                                       =======           =======



For the three months ended May 31 2002 and 2001, amortization of intangible assets was $1,565 and $1,333.

3. NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three months ended May 31, 2002 and 2001, are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended May 31, 2002 and 2001, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                                         THREE MONTHS ENDED
                                                               MAY 31,
                                                       2002              2001
                                                     ---------         ---------
Weighted average common shares                       3,897,524         3,867,703
Effect of dilutive securities:
  Conversion of preferred stock                         50,000                --
                                                     ---------         ---------
Dilutive potential common shares                     3,947,524         3,867,703
                                                     =========         =========



4. COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the three months ended May 31,2002 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $3,000 and a corresponding credit to paid in capital.

                                   FRMO Corp.
                    Notes to Financial Statements (continued)
                                   (unaudited)




5. INCOME TAXES

The provision for income taxes consist of the following:


                                                           THREE MONTHS ENDED
                                                                 MAY 31,
                                                         2002               2001
                                                       ------               ----
Current:
  Federal                                              $2,364               $ --
  State                                                   291                 --
                                                       ------               ----
Total current                                           2,655                 --
                                                       ------               ----

Deferred:
  Federal                                                  --                 --
  State                                                    --                 --
                                                       ------               ----
Total deferred                                             --                 --
                                                       ------               ----

Total                                                  $2,655               $ --
                                                       ======               ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION


All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three months ended May 31, 2002 and 2001. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2002.


OVERVIEW

By reason of the spin-off transaction described in Form 10-K for the year ended February 28, 2002, the Company had a new start in terms of its continuing business and its financial statements. After the spin-off, its balance sheet consisted of $10,000 in assets, no liabilities and 1,800,000 shares of common stock. On January 23, 2001 the Company issued an additional 34,200,000 shares of common stock for $3,258,000 to be paid as set forth in Item 1 of Form 10-K for the year ended February 28, 2001.

Since its new start on January 23, 2001, FRM completed the following transactions through May 31, 2002:

     i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

     ii. A consulting agreement has been signed effective January 1, 2001 whereby FRM is currently receiving $22,860 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

     iii. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 13 percentage points through June 30.

     iv. In October 2001, FRM acquired a 2% interest in the subscription revenues from The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

     v. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics New Economy Partners, a hedge fund and to Kinetics New Economy Fund, an off-shore version of New Economy Partners. While the fees are minimal at the present time, management believes that they will grow in future years. During its first year of operation in 2000, and in 2001, New Economy Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index. During 2002, through June 30, it outperformed the S&P 500 Index by 16 percentage points.




RESULTS OF OPERATIONS

2002 PERIOD COMPARED TO THE 2001 PERIOD

The Company's revenues from operations increased by $18,000 for the three months ended May 31, 2002 ("2002") from $13,000 for the three months ended May 31, 2001 ("2001"). The increase in 2002 was due to additional income being generated from consulting fees, research fees, subscription fees and income from its investments in unconsolidated subsidiaries.

Costs and expenses increased by $4,000 in 2002, from $10,000 in 2001. The increase in 2002 was primarily due to the Company recording non-cash compensation of $3,000 for contributed services from two of its executives. In 2001 those executives, who are responsible for all of the Company's operations had agreed not to draw any salaries during the period of formation. The $3,000 increase in the provision for income taxes in 2002 was due to the increase in income from operations.

For the reasons noted above, the Company's net income for the three months ended May 31, 2002 increased by $12,000 to $15,000, as compared to $3,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the three months ended May 31, 2002, resulted in an increase in cash of $15,000. The $15,000 increase in cash in 2002 was due to an increase in net income (after adjusting for amortization and contributed services) of $15,000. There were no cash flows provided by or used in investing or financing activities during both of the three month periods ended in 2002 and 2001. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive cash salaries until the Company's operations and revenues warrant the payment.

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2002. The Company believes that its present cash resources will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its business.




EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None



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



Date: July 10, 2002