Form 10-Q
period 2002-08-31
FRMO CORP
filed 2002-10-15
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: August 31, 2002

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 11, 2002: 36,083,774

                                   FRMO CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................................2
         Balance Sheets - August 31, 2002 (Unaudited) and February 28, 2002.......................................2
         Statements of Operations (Unaudited) - Six months and three months ended August 31, 2002 and 2001........4
         Statement of Stockholders' Equity (Unaudited) - Six months ended August 31, 2002.........................5
         Statements of Cash Flows (Unaudited) - Six months ended  August 31, 2002 and 2001........................6
         Notes to Financial Statements (Unaudited)................................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION...................10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................12

ITEM 4.  CONTROLS AND PROCEDURES.................................................................................12

                                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................13

                                   FRMO CORP.
       Balance Sheets - August 31, 2002 (Unaudited) and February 28, 2002

                                                      AUGUST 31,
                                                        2002     FEBRUARY 28,
                                                     (UNAUDITED)     2002
                                                      --------     --------
ASSETS
Current assets:
    Cash and cash equivalents                         $ 88,844     $ 83,411
    Consulting fees receivable                          25,909        1,114
                                                      --------     --------
Total current assets                                   114,753       84,525
                                                      --------     --------
Other assets:
    Intangible assets, net of accumulated
        amortization of $9,207 at August 31, 2002       68,046       71,543
        and $9,676 at February 28, 2002
    Investments in unconsolidated subsidiaries          18,751        5,000
                                                      --------     --------
Total other assets                                      86,797       76,543
                                                      --------     --------

Total assets                                          $201,550     $161,068
                                                      ========     ========

See notes to interim financial statements.

                                   FRMO CORP.
       Balance Sheets - August 31, 2002 (Unaudited) and February 28, 2002
                                   (continued)

                                                       AUGUST 31,
                                                          2002      FEBRUARY 28,
                                                      (UNAUDITED)       2002
                                                       ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses              $   21,374    $   19,607
    Income taxes payable                                    6,338           322
    Deferred income                                         2,885         2,706
                                                       ----------    ----------
Total current liabilities                                  30,597        22,635
                                                       ----------    ----------
Stockholders' equity:
    Preferred stock - $.001 par value;
        Authorized - 2,000,000 shares;
        Issued and outstanding - 50 shares Series R          --            --
    Common stock - $.001 par value;
      Authorized - 90,000,000 shares;
      Issued and outstanding -  36,083,774 shares          36,083        36,083
    Capital in excess of par value                      3,319,136     3,313,136
    Retained earnings                                      34,359         7,839
                                                       ----------    ----------
                                                        3,389,578     3,357,058
    Less: Receivables from shareholders for

              common stock issuance                     3,218,625     3,218,625
                                                       ----------    ----------
    Total stockholders' equity                            170,953       138,433
                                                       ----------    ----------

Total liabilities and stockholders' equity             $  201,550    $  161,068
                                                       ==========    ==========

See notes to interim financial statements.

                                   FRMO CORP.

              Statements of Operations (Unaudited) - Six months and
                  three months ended August 31, 2002 and 2001

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 AUGUST 31,                                AUGUST 31,
                                                     --------------------------------           --------------------------------
                                                        2002                 2001                  2002                  2001
                                                     -----------          -----------           -----------          -----------
REVENUES
  Consulting                                         $    23,814          $    12,909           $    42,540          $    25,658
  Research fees                                            3,157                1,924                 7,205                2,359
  Subscription fees                                         --                   --                   3,009                 --
  Income from investments in
    unconsolidated subsidiaries                            8,083                 --                  13,751                 --
                                                     -----------          -----------           -----------          -----------
  Total income                                            35,054               14,833                66,505               28,017
                                                     -----------          -----------           -----------          -----------
COSTS AND EXPENSES
  Amortization                                             1,932                2,087                 3,497                3,420
  Contributed services                                     3,000                 --                   6,000                 --
  Accounting                                               4,493                1,600                 5,993                2,600
  Shareholder reporting                                    6,474               17,335                12,746               23,551
  Office expenses                                          1,513                1,500                 3,013                3,057
  Other                                                      203                   92                   251                  295
                                                     -----------          -----------           -----------          -----------
  Total costs and expenses                                17,615               22,614                31,500               32,923
                                                     -----------          -----------           -----------          -----------

Income from operations                                    17,439               (7,781)               35,005               (4,906)
  Dividend income                                            248                  395                   514                  766
                                                     -----------          -----------           -----------          -----------
Income from operations before provision
  for income taxes                                        17,687               (7,386)               35,519               (4,140)
Provision for income taxes                                 6,344                 --                   8,999                 --
                                                     -----------          -----------           -----------          -----------

Net income                                           $    11,343          $    (7,386)          $    26,520          $    (4,140)
                                                     ===========          ===========           ===========          ===========

Basic earnings per common share                      $      0.00          $     (0.00)          $      0.01          $     (0.00)
                                                     ===========          ===========           ===========          ===========

Diluted earnings per common share                    $      0.00          $     (0.00)          $      0.01          $     (0.00)
                                                     ===========          ===========           ===========          ===========

Average shares of common stock outstanding:
Basic                                                  3,897,524            3,897,209             3,897,524            3,882,366
                                                     ===========          ===========           ===========          ===========

Diluted                                                3,947,524            3,897,209             3,947,524            3,882,366
                                                     ===========          ===========           ===========          ===========

See notes to interim financial statements.

                                   FRMO CORP.

                Statement of Stockholders' Equity (Unaudited) --
                        Six months ended August 31, 2002



                                        SERIES R
                                    PREFERRED STOCK              COMMON STOCK
                                SHARES         AMOUNT        SHARES        AMOUNT
                             ------------    -----------   ----------    -----------
Balance, February 28, 2002             50    $    --       36,083,774    $    36,083
    Net income                       --           --             --             --
    Contributed services             --           --             --             --
    Comprehensive income             --           --             --             --
                             ------------    -----------   ----------    -----------
Balance, August 31, 2002               50    $    --       36,083,774    $    36,083
                             ============    ===========   ==========    ===========

                                                           RECEIVABLES
                                                               FROM          TOTAL
                             ADDITIONAL                    SHAREHOLDERS      STOCK-        COMPRE-
                               PAID-IN       RETAINED       FOR COMMON      HOLDERS'       HENSIVE
                               CAPITAL       EARNINGS     STOCK ISSUANCE     EQUITY        INCOME
                             -----------    -----------    -----------     -----------   -----------
Balance, February 28, 2002   $ 3,313,136    $     7,839    $(3,218,625)    $   138,433
    Net income                      --           26,520           --            26,520   $    26,520
    Contributed services           6,000           --             --             6,000          --
                                                                                         -----------
    Comprehensive income            --             --             --              --     $    26,520
                             -----------    -----------    -----------     -----------   ===========
Balance, August 31, 2002     $ 3,319,136    $    34,359    $(3,218,625)    $   170,953
                             ===========    ===========    ===========     ===========

See notes to interim financial statements.

                                   FRMO CORP.

                     Statements of Cash Flows (Unaudited) --
                   Six months ended August 31, 2002 and 2001

                                                                                       SIX MONTHS ENDED
                                                                                           AUGUST 31,
                                                                             -------------------------------------
                                                                                 2002                     2001
                                                                             ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $     26,520             $     (4,140)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Reinvested income                                                             (13,751)                    --
    Amortization                                                                    3,497                    3,420
    Contributed services                                                            6,000                     --
    Changes in operating assets and liabilities:
    Consulting fees receivable                                                    (24,795)                   1,800
    Other current assets                                                             --                      1,137
    Accounts payable and accrued expenses                                           7,783                    6,940
    Deferred income                                                                   179                     --
                                                                             ------------             ------------
Net cash provided by operating activities                                           5,433                    9,157
                                                                             ------------             ------------

Net increase in cash and cash equivalents                                           5,433                    9,157
Cash and cash equivalents, beginning of period                                     83,411                   44,957
                                                                             ------------             ------------
Cash and cash equivalents, end of period                                     $     88,844             $     54,114
                                                                             ============             ============

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                $       --               $       --
                                                                             ============             ============
Income taxes paid                                                            $      2,983             $        155
                                                                             ============             ============
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in consideration for the acquisition
  of research agreements                                                     $       --               $     83,459
                                                                             ============             ============

Reinvested income from investments in unconsolidated subsidiaries            $      5,668             $       --
                                                                             ============             ============

See notes to interim financial statements.

                                   FRMO CORP.

                    Notes to Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2002; results of operations for the three months and six months ended August 31, 2002 and 2001; cash flows for the six months ended August 31, 2002 and 2001; and changes in stockholders' equity for the six months ended August 31, 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002. The balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2.  INTANGIBLE ASSETS

Research Agreements

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The New Paradigm Fund in exchange for 80,003 shares of common stock. In May 2001, the Company acquired the research service fees that Horizon Research Group receives from The Middle East Growth Fund in exchange for 3,456 shares of common stock. The value of the shares issued in both of these transactions aggregated $54,969. The Company is amortizing the cost of these research agreements over ten years using the straight-line method. Subscription Revenues In October 2001, the Company acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive. Consideration for this interest consisted of the issuance of 50 shares of Series R preferred stock. The value of the shares issued in both of these transactions aggregated $26,250. The Company will amortize the purchase of these subscription agreements over ten years using the straight-line method. At the time of these transactions, a 2% interest in the subscription revenues amounted to $3,018 per annum.

                                   FRMO CORP.

                    Notes to Financial Statements (Unaudited)
                                   (continued)

2. INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

                                           AUGUST 31,           FEBRUARY 28,
                                             2002                    2002
                                           ---------              ---------
Research agreements                        $  51,003              $  54,969
Subscription revenue                          26,250                 26,250
                                           ---------              ---------
                                              77,253                 81,219
Less accumulated amortization                  9,207                  9,676
                                           ---------              ---------
Intangible assets, net                     $  68,046              $  71,543
                                           =========              =========

For the six months ended August 31 2002 and 2001, amortization of intangible assets was $3,497 and $3,420.

3. NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three months and six months ended August 31, 2002 and 2001, are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and six months ended August 31, 2002 and 2001, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  AUGUST 31,                        AUGUST 31,
                                           2002             2001              2002             2001
                                         ---------        ---------        ---------        ---------
Weighted average common shares           3,897,524        3,897,209        3,897,524        3,882,366
Effect of dilutive securities:
    Conversion of preferred stock           50,000             --             50,000             --
                                         ---------        ---------        ---------        ---------
Dilutive potential common shares         3,947,524        3,897,209        3,947,524        3,882,366
                                         =========        =========        =========        =========

4. COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the six months ended August 31, 2002 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $6,000 and a corresponding credit to paid in capital.

                                   FRMO CORP.
                    Notes to Financial Statements (Unaudited)
                                   (continued)

5. INCOME TAXES

The provision for income taxes consist of the following:

                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  AUGUST 31,                            AUGUST 31,
                           2002              2001               2002              2001
                          ------            -------            ------            -------
Current:
    Federal               $5,018            $    --            $7,382            $    --
    State                  1,326                 --             1,617                 --
                          ------            -------            ------            -------
Total current              6,344                 --             8,999                 --
                          ------            -------            ------            -------
Deferred:
    Federal                 --                   --              --                   --
    State                   --                   --              --                   --
                          ------            -------            ------            -------
Total deferred              --                   --              --                   --
                          ------            -------            ------            -------

Total                     $6,344            $    --            $8,999            $    --
                          ======            =======            ======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the six months ended August 31, 2002 and 2001. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2002.

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

Since its new start on January 23, 2001, FRM completed the following transactions through August 31, 2002:

      1. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

      2. A consulting agreement has been signed effective January 1, 2001 whereby FRM is currently receiving $22,860 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

      3. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S & P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 20 percentage points through September 30.

      4. In October 2001, FRM acquired a 2% interest in the subscription revenues from The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

      5. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics New Economy Partners, a hedge fund and to Kinetics New Economy Fund, an off-shore version of New Economy Partners. While the fees are minimal at the present time, management believes that they will grow in future years. During its first year of operation in 2000, and in 2001, New Economy Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index. During 2002, through September 30, it outperformed the S&P 500 Index by 35 percentage points.

RESULTS OF OPERATIONS

2002 Period Compared to the 2001 Period

The Company's revenues from operations for the three months ended August 31, 2002 ("2002") was $35,000, an increase of $20,000 or 133% as compared to the three months ended August 31, 2001 ("2001"). The Company's revenues from operations for the six months ended August 31, 2002 ("2002") was $67,000, an increase of $39,000 or 139% as compared to the six months ended August 31, 2001 ("2001"). The net increases in both of the three and six month periods were due to additional income being generated from consulting fees, research fees, subscription fees and income from its investments in unconsolidated subsidiaries.

Costs and expenses from operations decreased by $5,000 (22%) to $18,000 for the three months ended in 2002. During the six month period ended in 2002 costs and expenses from operations decreased by $1,000 (3%) to $32,000. The decrease for the three months and six months ended in 2002 were due to decreases in shareholder reporting expenses, offset by increases in contributed services.
In 2002, the Company started recording non-cash compensation of for contributed services from two of its executives. In 2001 those executives, who are responsible for all of the Company's operations had agreed not to draw any salaries during the period of formation. The $6,000 and $9,000 increase in the provision for income taxes for the three months and six months ended in 2002 was due to the increase in income from operations.

For the reasons noted above, the Company's net income for the three months ended August 31, 2002 increased by $18,000 to $11,000, as compared to a loss of $7,000 in 2001. For the same reasons, net income for the six months ended August 31, 2002 was $27,000, as compared to a net loss of $4,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the six months ended August 31, 2002, resulted in an increase in cash of $5,000. The $5,000 increase in cash in 2002 was due to an increase in net income (after adjusting for reinvested income, amortization and contributed services) of $23,000, offset by fluctuations in operating assets and liabilities primarily caused by timing differences. There were no cash flows provided by or used in investing or financing activities during both of the six month periods ended in 2002 and 2001. The Company expects its business with prospective new clients to develop without the outlay of cash since the growth will come from the services of its officers who will not receive cash salaries until the Company's operations and revenues warrant the payment.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

None.

REPORTS ON FORM 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                      FRMO CORP.

                                                          By: /S/ VICTOR BRODSKY
                                                             -------------------

                                                                  Victor Brodsky
                                                                   Treasurer and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: October 10, 2002




                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of FRMO Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended August 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: October 11, 2002

By:      /S/ MURRAY STAHL
   ----------------------

Murray Stahl
Chairman of the Board and Chief Executive Officer


By:      /S/ STEVEN BREGMAN
   ------------------------

Steven Bregman
President and Chief Operating Officer

By:      /S/ VICTOR BRODSKY
   ------------------------

Victor Brodsky
Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

      I, Murray Stahl, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of FRMO Corp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

            and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002

By:      /S/ MURRAY STAHL
         ----------------

Murray Stahl
Chairman of the Board and Chief Executive Officer

                                 CERTIFICATIONS

      I,    Steven Bregman, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of FRMO Corp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 11, 2002

By:      /S/ STEVEN BREGMAN
         ------------------

Steven Bregman
President and Chief Operating Officer

                                 CERTIFICATIONS

      I,    Victor Brodsky, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of FRMO Corp;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002

By:      /S/ VICTOR BRODSKY
   ------------------------

Victor Brodsky

Treasurer and Chief Financial Officer