Form 10-Q
period 2002-11-30
FRMO CORP
filed 2003-01-13
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: November 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346


                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                             13-3754422
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
              or organization)

 271 NORTH AVENUE, NEW ROCHELLE, NY271 NORTH                               10801
  (Address of principal executive offices)                               (Zip Code)




      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (914) 636-3432


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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 13, 2002: 36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002



                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements................................................................................. 2
             Balance Sheets - November 30, 2002  (Unaudited) and February 28, 2002................................ 2
             Statements of Operations (Unaudited) - Nine months and three months ended
               November 30, 2002 and 2001......................................................................... 3
             Statement of Stockholders' Equity (Unaudited) - Nine months ended November 30, 2002.................. 4
             Statements of Cash Flows (Unaudited) - Nine months ended November 30, 2002 and 2001.................. 5
             Notes to Financial Statements (Unaudited)............................................................ 6

Item 2.      Management's Discussion and Analysis of Results of Operations and Financial Condition................ 8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................................... 9

Item 4.      Controls and Procedures.............................................................................. 9

                         PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.....................................................................10

                                   FRMO CORP.
                                 BALANCE SHEETS

                                                                   NOVEMBER 30,   FEBRUARY 28,
                                                                       2002          2002
                                                                 ----------------------------
                                                                   (UNAUDITED)

    ASSETS
    Current assets:

   Cash and cash equivalents ............................        $   95,430        $   83,411
   Accounts receivable ..................................            41,416             1,114
                                                                 ----------------------------
Total current assets ....................................           136,846            84,525
                                                                 ----------------------------

Other assets:
   Intangible assets, net of accumulated
     amortization of $11,138 at November 30, 2002
     and $9,676 at February 28, 2002 ....................            66,115            71,543
    Investments in unconsolidated subsidiaries ..........            27,102             5,000
                                                                 ----------------------------
Total ...................................................            93,217            76,543
                                                                 ----------------------------

Total assets ............................................        $  230,063        $  161,068
                                                                 ============================


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses
                                                                 $   21,691        $   19,607

   Income taxes payable .................................            17,082               322
    Deferred income .....................................             6,947             2,706
                                                                 ----------------------------
Total current liabilities ...............................            45,720            22,635


    Stockholders' equity:
       Preferred stock - $.001 par value;
         Authorized - 2,000,000 shares;

         Issued and outstanding - 50 shares Series R ....              --                --
       Common stock - $.001 par value;
         Authorized - 90,000,000 shares;
         Issued and outstanding - 36,083,774 shares .....            36,083            36,083
       Capital in excess of par value ...................         3,322,136         3,313,136
       Retained earnings ................................            44,749             7,839
                                                                 ----------------------------
                                                                  3,402,968         3,357,058
       Less: Receivables from shareholders for
                    common stock issuance ...............         3,218,625         3,218,625
                                                                 ----------------------------

       Total stockholders' equity .......................           184,343           138,433
                                                                 ----------------------------

       Total liabilities and stockholders' equity .......        $  230,063        $  161,068
                                                                 ============================

See notes to interim financial statements.

                                   FRMO CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            NOVEMBER 30,                    NOVEMBER 30,
                                                         2002          2001              2002          2001
                                                    -----------------------------    ----------------------------
Revenues
    Consulting                                      $   23,686     $   17,949        $   66,226     $   43,607
    Research fees                                        2,928          2,811            10,133          5,170
    Subscription fees                                     --            3,018             3,009          3,018
    Income from investments in
       unconsolidated subsidiaries                       8,351            963            22,102            963
                                                    -----------------------------    ----------------------------
    Total income                                        34,965         24,741           101,470         52,759
                                                    -----------------------------    ----------------------------

Costs and expenses
    Amortization                                         1,931          2,920             5,428          6,340
    Contributed services                                 3,000           --               9,000           --
    Accounting                                           1,667          1,000             7,660          3,600
    Shareholder reporting                                5,625          6,165            18,371         29,716
    Office expenses                                      1,586          1,563             4,772          4,665
    Other                                                  280            275               358            448
                                                    -----------------------------    ----------------------------
    Total costs and expenses                            14,089         11,923            45,589         44,768
                                                    -----------------------------    ----------------------------

    Income from operations                              20,876         12,819            55,881          7,991
      Dividend income                                      258            296               772          1,062
                                                    -----------------------------    ----------------------------
    Income from operations before provision
      for income taxes                                  21,134         13,115            56,653          9,052
    Provision for income taxes                          10,744          1,876            19,743          1,954
                                                    -----------------------------    ----------------------------


    Net income                                      $   10,390     $   11,239        $   36,910     $    7,098
                                                    =============================    ============================

    Basic earnings per common share                 $     0.00     $     0.00        $     0.01     $     0.00
                                                    =============================    ============================

    Diluted earnings per common share               $     0.00     $     0.00        $     0.01     $     0.00
                                                    =============================    ============================

    Average shares of common stock outstanding:
    Basic                                            3,897,524      3,897,209         3,897,524      3,887,338
                                                    =============================    ==============================

    Diluted                                          3,947,524      3,929,077         3,947,524      3,897,883
                                                    =============================    ==============================

See notes to interim financial statements.

                                   FRMO CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            RECEIVABLES
                                                                                                FROM
                                  SERIES R                         ADDITIONAL               SHAREHOLDERS     TOTAL
                              PREFERRED STOCK   COMMON  STOCK       PAID-IN     RETAINED     FOR COMMON  STOCKHOLDERS' COMPREHENSIVE
                             SHARES   AMOUNT    SHARES  AMOUNT      CAPITAL     EARNINGS   STOCK ISSUANCE   EQUITY         INCOME
                             ----------------------------------------------------------------------------------------  -------------


Balance, February 28, 2002      50  $--    36,083,774  $ 36,083  $3,313,136     $  7,839  $(3,218,625)  $   138,433
    Net income                  --                 --        --          --       36,910         --          36,910    $  36,910
    Contributed services        --                 --        --       9,000         --           --           9,000         --
                                                                                                               --       ------------
    Comprehensive income        --                 --        --          --         --           --            --      $  36,910
                             ----------------------------------------------------------------------------------------  =============
Balance, November 30, 2002      50  $--    36,083,774  $ 36,083  $3,322,136       44,749   (3,218,625)  $   184,343
                             ========================================================================================



See notes to interim financial statements.

                                   FRMO CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                                 2002             2001
                                                                 ---------------------
              CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 36,910     $  7,098
Adjustments to reconcile net income to net cash
  provided by operating activities
     Reinvested income                                            (22,102)        --
     Amortization                                                   5,428        6,340
     Contributed services                                           9,000         --
     Changes in operating assets and Liabilities:
        Accounts receivable                                       (40,302)       1,800
        Other current assets                                         --          1,137
        Accounts payable and accrued expenses                      18,844       11,384
        Deferred income                                             4,241        2,345
                                                                 ---------------------
Net cash provided by operating activities                          12,019       30,104


Net increase in cash and cash equivalents                          12,019       30,104
                                                                 ---------------------
Cash and cash equivalents, beginning of period                     83,411       44,957
                                                                 ---------------------

 Cash and cash equivalents, end of period                          95,430       75,061
                                                                 =====================


ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                    $   --       $  --
                                                                 =====================
Income taxes paid                                                $  2,983     $    155
                                                                 =====================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in consideration for the acquisition
  of subscription agreements                                     $   --       $ 50,000
                                                                 =====================



Common stock issued in consideration for the acquisition
  of research agreements                                         $   --       $ 83,459
                                                                 =====================


Reinvested income from investments in unconsolidated
   subsidiaries                                                  $ 22,102     $  --
                                                                 =====================

See notes to interim financial statements.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2002; results of operations for the three months and nine months ended November 30, 2002 and 2001; cash flows for the nine months ended November 30, 2002 and 2001; and changes in stockholders' equity for the nine months ended November 30, 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002. The balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2.       INTANGIBLE ASSETS

RESEARCH AGREEMENTS

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The New Paradigm Fund in exchange for 80,003 shares of common stock. In May 2001, the Company acquired the research service fees that Horizon Research Group receives from The Middle East Growth Fund in exchange for 3,456 shares of common stock. The value of the shares issued in both of these transactions aggregated $54,969. During the quarter ended May 31, 2002, The Middle East Growth Fund was discontinued, and the Company's investment in the associated research agreement was written off. The Company is amortizing the cost of The New Paradigm Fund research agreement over ten years using the straight-line method.

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

Intangible assets consist of the following:


                                                  NOVEMBER 30,     FEBRUARY 28,
                                                      2002            2002
                                                --------------------------------
             Research agreements                    $ 51,003         $54,969
             Subscription revenue                     26,250          26,250
                                                --------------------------------
                                                      77,253          81,219
             Less accumulated amortization            11,138           9,676
                                                --------------------------------
             Intangible assets, net                 $ 66,115         $71,543
                                                ================================


For the nine months ended November 30, 2002 and 2001, amortization of intangible assets was $5,428 and $6,340.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three months and nine months ended November 30, 2002 and 2001 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months and nine months ended November 30, 2002 and 2001, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:


                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     NOVEMBER 30,                      NOVEMBER 30,
                                                 2002           2001                2002         2001
                                            -------------------------------     ---------------------------
     Weighted average common shares            3,897,524      3,897,209          3,897,524   3,887,338
     Effect of dilutive securities:
       Conversion of preferred stock              50,000         31,868             50,000      10,545
                                            -------------------------------     ---------------------------
     Dilutive potential common shares          3,947,524      3,929,077          3,947,524   3,897,883
                                            ===============================     ===========================



4.       COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the nine months ended November 30, 2002, for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $9,000 and a corresponding credit to capital in excess of par value.


5.       INCOME TAXES

The provision for income taxes consist of the following:


                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           NOVEMBER 30,                       NOVEMBER 30,
                                       2002           2001                  2002         2001
                                  -------------------------------       --------------------------
           Federal                 $ 7,837                $ 1,253         $  15,219       $ 1,253
           State                     2,907                    623             4,524           701
                                  -------------------------------       --------------------------
           Total                   $10,744             $    1,876         $  19,743       $ 1,954
                                  ===============================       ==========================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the nine months ended November 30, 2002 and 2001. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2002.

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

Since its new start on January 23, 2001, FRMO completed the following transactions through November 30, 2002:

        i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRMO will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

       ii. A consulting agreement was signed effective January 1, 2001, whereby FRMO is currently receiving $22,860 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRMO, for access to consultations with the Company's personnel. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRMO.

      iii. In March 2001 FRMO acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 17 percentage points.

       iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

        v. In February 2002, FRMO acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics New Economy Partners, a hedge fund and to Kinetics New Economy Fund, an offshore version of New Economy Partners. While the fees are minimal at the present time, management believes that they will grow in future years. During its first year of operation in 2000, and in 2001, New Economy Partners returned
              23.7 and 21.6 percentage points more than the S&P 500 Index. In 2002, it outperformed the S&P 500 Index by 33 percentage points.

RESULTS OF OPERATIONS

2002 PERIOD COMPARED TO THE 2001 PERIOD

The Company's revenues from operations for the three months ended November 30, 2002 ("2002") was $35,000, an increase of $10,000 or 40% as compared to the three months ended November 30, 2001 ("2001"). The Company's revenues from operations for the nine months ended November 30, 2002 ("2002") was $101,000, an increase of $48,000 or 92% as compared to the nine months ended November 30, 2001 ("2001"). The net increases in both of the three and nine-month periods were due to additional income being generated from consulting fees, research fees, and income from investments in unconsolidated subsidiaries.

Costs and expenses from operations increased by $2,000 (17%) to $14,000 for the three months ended in 2002. During the nine-month period ended in 2002 costs and expenses from operations increased by $1,000 (2%) to $46,000. The increase for the three months ended in 2002 was due to an increase in contributed services, offset by a decrease in amortization expense. The increase for the nine months ended in 2002 was due to decreases in shareholder reporting expenses, offset by increases in contributed services. In 2002, the Company started recording non-cash compensation for contributed services from two of its executives. In 2001, those executives, who are responsible for all of the Company's operations, had agreed not to draw any salaries during the period of formation. The $9,000 and $18,000 increase in the provision for income taxes for the three months and nine months ended in 2002 was due to the increase in income from operations.

For the reasons noted above, the Company's net income for the three months ended November 30, 2002 decreased by $1,000 to $10,000, as compared to net income of $11,000 in 2001. For the same reasons, net income for the nine months ended November 30, 2002 was $37,000, as compared to net income of $7,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the nine months ended November 30, 2002, resulted in an increase in cash of $12,000. The $12,000 increase in cash in 2002 was due to net income (after adjusting for reinvested income, amortization and contributed services) of $29,000, offset by fluctuations in operating assets and liabilities primarily caused by timing differences. There were no cash flows provided by or used in investing or financing activities during both of the nine-month periods ended in 2002 and 2001. The Company expects its business with prospective new clients to develop without the outlay of cash, since the growth will come from the services of its officers who will not receive cash salaries until the Company's operations and revenues warrant the payment.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001, the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time, and the balance of $3,218,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of mutual funds.

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

A) EXHIBITS
   None.

B) REPORTS ON FORM 8-K
   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FRMO CORP.

                                                    By: /S/ STEVEN BREGMAN
                                                      -------------------
                                                                  Steven Bregman
                                           PRESIDENT AND CHIEF OPERATING OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Dated: January 13, 2003




                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of FRMO Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended November 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: January 13, 2003

By:      /S/ MURRAY STAHL
    ---------------------
Murray Stahl
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER


By:      /S/ STEVEN BREGMAN
    -----------------------
Steven Bregman
PRESIDENT AND CHIEF OPERATING OFFICER

                                 CERTIFICATIONS
                                 --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 13, 2003

By:      /S/ MURRAY STAHL
    ---------------------
Murray Stahl
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS
                                 --------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 13, 2003


By: /S/ STEVEN BREGMAN
    ------------------
Steven Bregman
PRESIDENT AND CHIEF OPERATING OFFICER