Form 10-K
period 2003-02-28
FRMO CORP
filed 2003-05-27
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 2003

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                               Title of Each Class
                               -------------------
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 21, 2003 was $426,998.

         The number of shares outstanding of the registrant's Common Stock as of May 21, 2003 was 36,083,774 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2003.

                                   FRMO CORP.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

                                                                                                           Page No.
                                                                                                           -------
PART I

Item 1.         Business........................................................................              1
Item 2.         Properties......................................................................              5
Item 3.         Legal Proceedings...............................................................              5
Item 4.         Submission of Matters to a Vote of Security Holders and Other Information.......              5

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...........              6
Item 6.         Selected Financial Data.........................................................              7
Item 7.         Management's Discussion and Analysis of Financial Condition and                               8
                   Results of Operations........................................................
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk......................             11
Item 8.         Financial Statements and Supplementary Data.....................................             11
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure.........................................................             11

PART III

Item 10.        Directors and Executive Officers of the Registrant..............................             11
Item 11.        Executive Compensation..........................................................             11
Item 12.        Security Ownership of Certain Beneficial Owners and Management..................             11
Item 13.        Certain Relationships and Related Transactions..................................             12
Item 14.        Controls and Procedures.........................................................             12

PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............             13

                                     PART I

ITEM 1.   BUSINESS

ORGANIZATION OF THE COMPANY

FRMO CORP. (the "Company or "FRMO") was incorporated in November 1993, under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and then to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp.("MFC"). On August 31, 2000, FRMO transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries, subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of the common shares of MFC to the Company's shareholders.

SPIN-OFF OF MFC

On August 31, 2000, FRMO filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRMO contemplated distributing to its shareholders one share of MFC common stock for each one share of FRMO's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). The MFC shares were distributed to shareholders of FRMO on January 23, 2001.

FRM CONTROL GROUP

After the spin-off, FRMO was recapitalized privately by the FRM Control Group (described below) purchasing 34,200,000 shares of common stock for $3,258,000 ($0.095 per share). By retaining only $10,000 in cash in FRMO, the shareholders' book value for the 1,800,000 shares outstanding was less than $.01 per share. By fixing the price that the new Control Group paid for their 95% ownership at $.095 per share, the existing shareholders realized an increase in book value from about $.01 per share to about $.091 per share and the shares of the new FRM Control Group were diluted from about $.095 to about $.091 per share. Book value of FRMO did not take into account its existing structure and status as a public company with a reporting history which was considered in the transaction. The FRM Control Group has benefited from that as well as the $10,000 in cash remaining in FRMO.

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

The 34,200,000 shares of common stock of FRMO sold after the spin-off distribution date were issued to the FRM Control Group as follows:

                  (i) 28,800,000 shares of common stock of FRMO Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group will be in control of FRMO Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRMO the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRMO in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the pro-rata share of the dividends it currently receives from Kinetics without, as a condition thereof, paying toward the fixed purchase price of its FRMO shares the after-tax proceeds of that part divested, as if the divestiture had not occurred.

                  (ii) 3,600,000 shares of common stock of FRMO were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRMO, together with members of his family, for $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRMO in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid.

                  (iii) 1,800,000 shares of common stock of FRMO were issued to Lawrence J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRMO and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRMO.

BUSINESS OF FRMO

FRMO Corp. is primarily a Financial Risk Management Organization in that the experience of its management as described herein has been in the analysis of public companies within a framework of identifying investment strategies and techniques that reduce risk. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRMO. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRMO to maximize its return on this form of asset. The identification of any business opportunities will follow the process employed by Horizon Research Group to select and evaluate investment opportunities and strategies.

Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of under-researched companies and strategies to identify complex or overlooked situations that can offer asymmetric risk/return advantages to the investor. Horizon's research periodicals organize the investment universe by functional sector rather than by the standard division by industry sector. Among its publications are The Contrarian Research Report, The Spin-Off Report, The Intangible Asset Report, The Hidden Asset Report, The Devil's Advocate, The Capital Structure Arbitrage Report, and The Skeptic's Almanac. These reports are addressed to investment managers, but the concepts and process behind them are expected to serve FRMO's efforts to identify business opportunities in public and private ventures.

SPECIFIC BUSINESS ACTIVITIES

Since its new start on January 23, 2001, FRMO completed the following transactions through February 28, 2003:

         i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRMO will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

         ii. A consulting agreement was signed effective January 1, 2001, whereby FRMO is currently receiving approximately $20,000 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRMO, for access to consultations with the Company's personnel. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRMO.

         iii. In March 2001 FRMO acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The New Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 17 percentage points. In May 2003, The New Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds.

         iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

         v. In February 2002, FRMO acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners, a hedge fund, and to The Kinetics Fund, an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will grow in future years. During its first year of operation in 2000, and in 2001, Kinetics Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index. In 2002, it outperformed the S&P 500 Index by 33 percentage points.

MARKETING

Currently, the marketing of the Company's services and programs is by the officers of the Company.

COMPETITION

The Company's business activities are founded on the independent research experience of its personnel who provide in-depth analysis of information-poor, under-researched or complex companies and securities, and develop related strategies that can offer an advantage to the investor. This research is distinct from but competes with the traditional "sell side" research supported by the trading commissions and corporate finance fees of brokerage firms that produce the great majority of "Wall Street" research. The Company also competes with a wide variety of independent entities, which sell periodicals and research that is paid for by subscription or fees of its readers. The Company is small in relation to such competitors but its services and programs are designed to reach a niche market of sophisticated analysts and accredited investors.

TRADEMARKS - None.

EMPLOYEES

As of February 28, 2003, the Company had no paid employees.

REGULATORY LAWS

The Company is in compliance with the regulatory laws that relate to its business activities. Its operations do not fall within the definition of an investment company so as to require it to register under the Investment Company Act of 1940.

ITEM 2.   PROPERTIES

None.

ITEM 3.   LEGAL PROCEEDINGS

FRMO is not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER
   INFORMATION

None, other than the election of directors on July 18, 2002.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

REGISTRATION AND MARKET PRICES OF COMMON STOCK

The authorized capital stock of the Company consists of 92,000,000 shares, of which, 90,000,000 are shares of common stock, $.001 par value and 2,000,000 shares are preferred stock, $.001 par value. On February 28, 2003, there were 36,083,774 shares of common stock and 50 shares of series R preferred stock outstanding. Subject to any prior rights of the Company's preferred shareholders, FRMO's common shareholders are entitled:

         - to receive dividends as are declared by FRMO's Board of Directors out of funds legally available; and

         -        to full voting rights, each share being entitled to one vote.

The FRMO Board of Directors may issue additional authorized shares of FRMO common stock without shareholder approval. FRMO shareholders do not have any cumulative rights or any preemptive rights to subscribe for additional securities that FRMO may issue without obtaining shareholder consent. Subject to any prior rights of the holders of any preferred stock then outstanding, in the event of liquidation, dissolution, or winding up of the company, common shareholders would be entitled to receive, on a pro rata basis, any assets distributable to shareholders in respect of shares by them.

The FRMO certificate of incorporation authorizes the issuance by FRMO of up to 2,000,000 shares of FRMO preferred stock, of which 50 shares are issued and outstanding. The FRMO Board of Directors may issue its preferred stock without obtaining shareholder consent in one or more series at a time or times and for consideration or considerations as its Board of Directors may determine. The Board of Directors is authorized by the FRMO certificate of incorporation to provide at any time for the issuance of FRMO preferred stock with the rights, preferences, and limitations as established by the Board.

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

FISCAL PERIOD                                                       COMMON STOCK
-------------                                                       ------------
                                                                HIGH BID      LOW BID
                                                                --------      -------
2002
----
1st        Fiscal Quarter ( 3/1/01 -  5/31/01)                 $ 1.6875     $ 0.59375
2nd        Fiscal Quarter ( 6/1/01 -  8/31/01)                     2.75          1.42
3rd        Fiscal Quarter ( 9/1/01 - 11/30/01)                     1.09          0.60
4th        Fiscal Quarter (12/1/01 -  2/28/02)                     1.00          0.55

2003
----
1st        Fiscal Quarter ( 3/1/02 -  5/31/02)                 $   0.65     $    0.40
2nd        Fiscal Quarter ( 6/1/02 -  8/31/02)                     0.41          0.25
3rd        Fiscal Quarter ( 9/1/02 - 11/30/02)                     0.25          0.20
4th        Fiscal Quarter (12/1/02 -  2/28/03)                     0.22          0.20

The high bid and low asked quote on May 21, 2003 was $.20 bid and $.51 asked.

DIVIDENDS

No cash dividend has been paid by FRMO since its inception. The Company has no present intention of paying any cash dividends on its common stock.

HOLDERS

As of May 21, 2003, there were approximately 1,000 holders of record of FRMO common stock representing about 2,500 beneficial owners of its shares. The former Chief Financial Officer and two directors were granted options to purchase a total of 57,000 shares of the Company's common stock. There are no warrants to purchase common stock of the Company outstanding. The Company does not know of any shares of common stock of FRMO that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6.   SELECTED FINANCIAL DATA

Previously filed financial reports on Form 10-K during the four fiscal years ended February 28, 2001 were included in the operations of MFC Development Corp. and subsidiaries, which were spun off to the shareholders of FRMO on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no selected financial data to report before that date.

                                    FRMO Corp
                      Selected Consolidated Financial Data

                                                                         Fiscal Year Ended
                                                      ------------------------------------------------------
                                                      February 28,          February 28,        February 28,
                                                          2003                 2002                2001
                                                      ------------          ----------          ------------
Income Statement Data:
      Total Revenue                                   $    103,748          $   68,785          $      3,600
      Costs and expenses                                    52,409              59,254                 4,151
                                                      ------------          ----------          ------------
Net Ordinary Income                                         51,339               9,531                  (551)
Other income                                                 1,017               1,304                     -
                                                      ------------          ----------          ------------
Income (loss) from operations before
 provision for income taxes                                 52,356              10,835                  (551)
Provision for income taxes                                  14,248               2,445                     -
                                                      ------------          ----------          ------------
Net Income                                            $     38,108          $    8,390          $       (551)
                                                      ============          ==========          ===-========
Earnings per common share:
      Basic earnings per common share                 $       0.01          $        -          $          -
      Diluted earnings per common share               $       0.01          $        -          $          -
Number of shares used in computation of
 basic and diluted earnings per share:
      Basic                                              3,897,524           3,899,772             1,998,616
                                                      ============          ==========          ============
      Diluted                                            3,947,524           3,910,046             1,800,000
                                                      ============          ==========          ===-========

                                    FRMO Corp
                Selected Consolidated Financial Data (continued)

                                                                             As of
                                                      ------------------------------------------------------
                                                      February 28,          February 28,        February 28,
                                                          2003                 2002                2001
                                                      ------------          ----------          ------------
Balance Sheet Data:
      Working Capital                                 $    116,357          $   61,890          $     43,824
                                                      ============          ==========          ============
      Total Assets                                    $    224,687          $  161,068          $     52,894
                                                      ============          ==========          ============
      Long-term Debt                                  $          -          $        -          $          -
                                                      ============          ==========          ============
      Shareholders' Equity                            $    185,541          $  138,433          $     48,824
                                                      ============          ==========          ============
      Book Value per Share                            $       0.05           $    0.04          $       0.02
                                                      ============          ==========          ============
      Common Shares Outstanding (1)                      3,897,524           3,890,087             1,998,616

(1) Common shares outstanding is recorded net of 32,186,250 shares that are being held in escrow for shareholders who have not yet purchased their stock, as described in Note 6 of the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets that affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Financial Statements and related Notes thereto included herein and incorporated herein by reference.

OVERVIEW

By reason of the reverse pooling spin-off transaction described in Item 1, the Company had a new start in terms of its continuing business and its financial statement as of January 23, 2001, and there were no operations prior to that date. After the spin-off its balance sheet consisted of $10,000 in assets, no liabilities and 1,800,000 shares of common stock. On January 23, 2001 the Company issued an additional 34,200,000 shares of common stock for $3,258,000 to be paid as set forth in Item 1. The business engaged in by FRMO thereafter is described in Item 1.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial position and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the financial statements are revenue recognition and accounting for investments in subsidiaries.

REVENUE RECOGNITION

The Company primarily generates revenue through consulting, research fees and subscription revenue.

Revenue relating to consulting agreements is earned primarily on a month-by-month basis.

Research fees are earned and recorded on a monthly basis based upon FRMO's pro rata share of The New Paradigm Fund assets.

Subscription revenues are earned and recorded on a monthly basis based upon FRMO's pro rata share of the subscription revenue generated from a certain research report provided by a related third party.

The accrual method of accounting is used to record all income.

ACCOUNTING FOR INVESTMENTS IN SUBSIDIARIES

Investments in subsidiaries in which the Company holds a less than 20% voting interest and does not exert a significant influence over operations or financial policies are accounted for using the cost method.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2003 COMPARED TO YEAR ENDED FEBRUARY 28, 2002

The Company's revenues from operations increased by $35,000 for the year ended February 28, 2003 ("2003") from $69,000 for the year ended February 28, 2002 ("2002"). The increases in 2003 were due primarily to income from (i) research fees and (ii) consulting fees.

Costs and expenses decreased by $7,000 in 2003, from $59,000 in 2002. The decrease in 2003 was due primarily to a decrease in shareholder reporting expenses and lower administrative fees, partially offset by higher accounting fees and the recording of non-cash compensation expense. The non-cash compensation expense represents a notional salary allocation for the Company's senior officers, as required under generally accepted accounting principles. The officers of the Company are responsible for all of the Company's operations and have agreed to not draw any salaries during the period of formation.

For the reasons noted above, the Company's net income for the year ended February 28, 2003, increased by $30,000 to $38,000, as compared to net income of $8,000 in 2002.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on fiscal 2003 earnings, yet which could have a very significant economic impact on FRMO. This is the investment in Kinetics Advisors, LLC, ("Kinetics Advisors"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of this Form 10-K). This investment takes the form of a minority interest in Kinetics Advisors, which controls and provides investment advice to two hedge funds. Kinetics Advisors has elected to reinvest in these two funds the fees to which it is entitled from them. As a consequence, FRMO will not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to receive them. Under generally accepted accounting principles, FRMO must record this investment on a cost basis, which was $205 as of February 28, 2002. However, on an economic basis, FRMO's proportional share of Kinetics Advisors' capital accounts in those funds was approximately $89,000 (pre-tax and unaudited) as of February 28, 2003. FRMO's proportional share of the increase in the value of Kinetics Advisors' capital accounts in those funds during the period, predominantly from fee income and appreciation (also pre-tax and unaudited), was approximately $82,000 during 2003.

YEAR ENDED FEBRUARY 28, 2002 COMPARED TO YEAR ENDED FEBRUARY 29, 2001

The Company's revenues from operations increased by $65,000 for the year ended February 28, 2002 ("2002") to $69,000 from $4,000 for the year ended February 29, 2001 ("2001"). The increase in 2002 was due primarily to income from (i) research fees, (ii) consulting fees, which included the consulting agreement with the manager of Santa Monica Partners, L.P., and (iii) subscription fees.

Costs and expenses increased by $55,000 in 2002, from $4,000 in 2001. The increase in 2002 was due primarily to shareholder reporting expenses, accounting fees, amortization and office expenses. The officers of the Company are responsible for all of the Company's operations and they have agreed to not draw any salaries during the period of formation.

For the reasons noted above, the Company's net income for the year ended February 28, 2002 increased by $9,000 to $8,000, as compared to a loss of $1,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the year ended February 28, 2003, resulted in an increase in cash of $52,000. This increase was due to net income (after adjusting for amortization, non-cash loss from an unconsolidated subsidiary, and non-cash compensation) of $55,000, less $3,000 net increase of receivables over payables and deferrals, which, are normal fluctuations primarily caused by timing differences. There were no cash flows provided by or used in investing activities during the year ended in 2003 or in 2002. There were no cash flows provided by or used in financing activities during the year ended in 2003 or in 2002. The Company expects its business with prospective new clients to develop without the outlay of cash, since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part thereof.

                                     PART IV

ITEM 14.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)      FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules..............................                F-1
Report of Holtz Rubenstein & Co., LLP.................................................                F-2
Consolidated Balance Sheets - February 28, 2003 and 2002..............................                F-3
Consolidated Statement of Operations -
   Years ended February 28, 2003, February 28, 2002 and February 28, 2001.............                F-5
Consolidated Statement of Stockholders' Equity -
   Years ended February 28, 2003, February 28, 2002 and February 28, 2001.............                F-6
Consolidated Statement of Cash Flows -
   Years ended February 28, 2003, February 28, 2002 and February 28, 2001.............                F-7
Notes to Consolidated Financial Statements............................................                F-8

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

---------
*    Previously filed

(b)      REPORTS ON FORMS 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2003.

                                        FRMO CORP.

                                    By: /s/ Steven Bregman
                                        -------------------------
                                        Steven Bregman
                                        President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2003.

          Signature                                       Title
          ---------                                       -----
/s/ Murray Stahl
-------------------------------                    Chairman of the Board
         Murray Stahl                              (Principal Executive Officer)

/s/ Steven Bregman
-------------------------------                    President, Director
        Steven Bregman

/s/ Lester Tanner
-------------------------------                    Secretary, Director
        Lester Tanner

/s/ David Michael
-------------------------------                    Director
        David Michael

/s/ Peter Doyle
-------------------------------                    Director
         Peter Doyle

                                   FRMO Corp.
                          Index to Financial Statements

This Index........................................................           F-1
Report of Independent Auditors ...................................           F-2
Balance Sheets --
   As of February 28, 2003 and February 28, 2002..................           F-3
Statements of Operations --
   Years Ended February 28, 2003, February 28, 2002
   and February 28, 2001 .........................................           F-5
Statements of Stockholders' Equity --
   Years Ended February 28, 2003, February 28, 2002
   and February 28, 2001 .........................................           F-6
Statements of Cash Flows --
   Years Ended February 28, 2003, February 28, 2002
   and February 28, 2001 .........................................           F-7

Notes to Financial Statements.....................................           F-8

The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors

The Board of Directors and Shareholders
FRMO Corp.

We have audited the accompanying balance sheets of FRMO Corp. as of February 28, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the three years ended February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRMO Corp. at February 28, 2003 and 2002, and the results of its operations and its cash flows for the three years ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
May 15, 2003

                                   FRMO Corp.
                                 Balance Sheets

                                                          FEBRUARY 28,          FEBRUARY 28,
                                                              2003                  2002
                                                          ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $    135,003          $     83,411
   Accounts receivable                                          20,500                 1,114
                                                          ----------------------------------
Total current assets                                           155,503                84,525
                                                          ----------------------------------
Other assets:
   Intangible assets, net                                       64,184                71,543
   Investments in unconsolidated subsidiaries                    5,000                 5,000
                                                          ----------------------------------
Total other assets                                              69,184                76,543
                                                          ----------------------------------

Total assets                                              $    224,687          $    161,068
                                                          ==================================

See accompanying notes.

                                   FRMO Corp.
                           Balance Sheets (continued)

                                                                    FEBRUARY 28,          FEBRUARY 28,
                                                                        2003                  2002
                                                                    ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $     20,551          $     19,607
   Income taxes payable                                                   11,587                   322
   Deferred income                                                         7,008                 2,706
                                                                    ----------------------------------
Total current liabilities                                                 39,146                22,635

Stockholders' equity:
   Preferred stock - $.001 par value;
     Authorized - 2,000,000 shares;
     Issued and outstanding - 50 shares Series R                               -                     -
   Common stock - $.001 par value;
     Authorized - 90,000,000 shares;
     Issued and outstanding - 36,083,774 shares                           36,083                36,083
   Capital in excess of par value                                      3,322,136             3,313,136
   Retained earnings                                                      45,947                 7,839
                                                                    ----------------------------------
                                                                       3,404,166             3,357,058
   Less: Receivables from shareholders for
            common stock issuance                                      3,218,625             3,218,625
                                                                    ----------------------------------
   Total stockholders' equity                                            185,541               138,433
                                                                    ----------------------------------

   Total liabilities and stockholders' equity                       $    224,687          $    161,068
                                                                    ==================================

See accompanying notes.

                                   FRMO Corp.
                            Statements of Operations

                                                       YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                      FEBRUARY 28,      FEBRUARY 28,     FEBRUARY 28,
                                                          2003              2002             2001
                                                      -----------------------------------------------
REVENUES
      Consulting                                      $     87,839      $     56,763     $      3,600
      Research Fees                                         12,438             8,041                -
      Subscriptions                                          3,676             3,018                -
      Investments                                             (205)              963                -
                                                      -----------------------------------------------
      Total Revenues                                       103,748            68,785            3,600
                                                      -----------------------------------------------

COSTS AND EXPENSES
      Amortization                                           7,359             9,676                -
      Accounting                                             7,030             6,100            2,000
      Shareholder reporting                                 23,775            36,588            1,915
      Office expenses                                       13,500             6,178               81
      Other                                                    745               712              155
                                                      -----------------------------------------------
                                                            52,409            59,254            4,151
                                                      -----------------------------------------------

Income (loss) from operations                               51,339             9,531             (551)
  Dividend income                                            1,017             1,304                -
                                                      -----------------------------------------------
Income (loss) from operations before provision
  for income taxes                                          52,356            10,835             (551)
Provision for income taxes                                  14,248             2,445                -
                                                      -----------------------------------------------
Net income (loss)                                     $     38,108      $      8,390     $       (551)
                                                      ===============================================
Basic earnings per common share                       $       0.01      $       0.00     $      (0.00)
Diluted earnings per common share                     $       0.01      $       0.00     $      (0.00)
Average shares of common stock outstanding:
  Basic                                                  3,897,524         3,889,772        1,998,616
                                                      ===============================================
  Diluted                                                3,947,524         3,910,046        1,998,616
                                                      ===============================================

See accompanying notes

                                   FRMO Corp.
                       Statements of Stockholders' Equity

                                               SERIES R                                         ADDITIONAL
                                            PREFERRED STOCK           COMMON STOCK               PAID-IN
                                           SHARES      AMOUNT      SHARES        AMOUNT          CAPITAL
                                           ---------------------------------------------------------------
Balance, February 29, 2000                    -      $   -        1,800,000   $      1,800     $     8,200
  Issuance of new stock                       -          -       34,200,000         34,200       3,223,800
  Net (loss)                                  -          -                -              -               -
                                           ---------------------------------------------------------------
Balance, February 28, 2001                    -          -       36,000,000         36,000       3,232,000
  Issuance of new stock for the
    assignment of research agreements         -          -           83,459             83          54,886
  Issuance of new stock for the
    assignment of subscription revenue       50          -                -              -          26,250
  Issuance of new stock for the
    acquisition of 7.71% of Kinetics
    Advisors, LLC and 50% of Finder's
    Fee Share Interest                        -          -              315              -               -
  Net income                                  -          -                -              -               -
                                           ---------------------------------------------------------------
Balance, February 28, 2002                   50          -       36,083,774         36,083       3,313,136
  Non-cash compensation expense               -          -                -              -           9,000
  Net income                                  -          -                -              -               -
                                          ----------------------------------------------------------------
Balance, February 28, 2003                   50      $   -       36,083,774   $     36,083     $ 3,322,136

                                          ================================================================

                                                            RECEIVABLES FROM
                                            RETAINED          SHAREHOLDERS            TOTAL
                                            EARNINGS           FOR COMMON         SHAREHOLDERS'
                                            (DEFICIT)        STOCK ISSUANCE          EQUITY
                                           ----------------------------------------------------
Balance, February 29, 2000                 $         -       $            -       $      10,000
  Issuance of new stock                              -           (3,218,625)             39,375
  Net (loss)                                      (551)                   -                (551)
                                           ----------------------------------------------------
Balance, February 28, 2001                        (551)          (3,218,625)             48,824
  Issuance of new stock for the
    assignment of research agreements                -                    -              54,969
  Issuance of new stock for the
    assignment of subscription revenue               -                    -              26,250
  Issuance of new stock for the
    acquisition of 7.71% of Kinetics
    Advisors, LLC and 50% of Finder's
    Fee Share Interest                               -                    -                   -
  Net income                                     8,390                    -               8,390
                                           ----------------------------------------------------
Balance, February 28, 2002                       7,839           (3,218,625)            138,433
  Non-cash compensation expense                      -                    -               9,000
  Net income                                    38,108                                   38,108
                                           ----------------------------------------------------
Balance, February 28, 2003                 $    45,947       $   (3,218,625)      $     185,541
                                           ====================================================

See accompanying notes

                                   FRMO Corp.
                            Statements of Cash Flows

                                                                YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                               FEBRUARY 28,       FEBRUARY 28,       FEBRUARY 28,
                                                                   2003               2002               2001
                                                               --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $     38,108       $      8,390       $       (551)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
       Amortization of research agreements                            7,359              9,676                  -
       Non-cash loss from unconsolidated subsidiary                     205
       Non-cash compensation                                          9,000                  -                  -
       Changes in operating assets and liabilities:
         Other current assets                                       (19,386)             1,823             (2,937)
         Accounts payable and accrued expenses                       12,004             15,859              4,070
         Deferred income                                              4,302              2,706                  -
                                                               --------------------------------------------------
Net cash provided by operating activities                            51,592             38,454                582
                                                               --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in FRM NY Capital, LLC                                         -                  -             (5,000)
                                                               --------------------------------------------------
Net cash used in investing activities                                     -                  -             (5,000)
                                                               --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for issuance of new stock                                         -                  -             39,375
                                                               --------------------------------------------------
Net cash provided by financing activities                                 -                  -             39,375
                                                               --------------------------------------------------

Net increase in cash and cash equivalents                            51,592             38,454             34,957
Cash and cash equivalents, beginning of year                         83,411             44,957             10,000
                                                               --------------------------------------------------
Cash and cash equivalents, end of year                         $    135,003       $     83,411       $     44,957
                                                               ==================================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                  $          -       $          -       $          -
                                                               ==================================================
Income taxes paid                                              $          -       $        155       $          -
                                                               ==================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in consideration for the acquisition
  of research agreements                                       $          -       $     26,250       $          -
                                                               ==================================================

Common stock issued in consideration for the assignment
  of subscription revenues                                     $          -       $     54,886       $          -
                                                               ==================================================

See accompanying notes

                                   FRMO Corp.
                          Notes to Financial Statements

1.       ORGANIZATION OF THE COMPANY

         FRMO CORP. (the "Company or "FRMO") was incorporated in November 1993 under the laws of the State of Delaware under the name of PSI Settlement Corp, (initially changed to FRM Nexus, Inc. and then to FRMO Corp on November 29, 2001). One of the Company's former subsidiaries was MFC Development Corp.("MFC"). On August 31, 2000, FRMO transferred to MFC all of its assets (except for $10,000), including all the shares of its wholly owned subsidiaries subject to all of its liabilities which were assumed by MFC. This transfer was made in contemplation of a spin-off of MFC.

         On August 31, 2000, FRMO filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRMO contemplated distributing to its shareholders one share of MFC common stock for each share of FRMO's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000 (the record date). In fiscal 2001, MFC filed a Form 10 to register its common stock and on January 23, 2001, 1,800,000 shares of MFC were distributed to FRMO's shareholders.

         Because FRMO and MFC were under common control, the spin-off transaction has been accounted for on FRMO's books in a manner similar to a reverse pooling of interests with FRMO having a new start on January 23, 2001 with $10,000 in assets, no liabilities and 1,800,000 shares of common stock outstanding. The Statements of Shareholders' Equity reflect the spin-off as of the beginning of the periods presented, with no operations until January 23, 2001.

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

                                   FRMO Corp.
                          Notes to Financial Statements

2.       BASIS OF PRESENTATION

         BUSINESS ACTIVITIES OF THE COMPANY

         FRMO Corp. is primarily a Financial Risk Management Organization in that the experience of its management as described herein has been in the analysis and research of public companies. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRMO. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRMO to maximize its return on this form of asset. The identification of any business opportunities will follow the process whereby Horizon Research Group selects and evaluates investment opportunities and strategies.

         Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of information-poor, under-researched companies and strategies to identify the complex or overlooked situations that can offer an advantage to the investor.

         Since its new start on January 23, 2001, FRMO completed the following transactions by February 28, 2002, the close of its fiscal year:

                  i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRMO will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

                  ii. A consulting agreement was signed effective January 1, 2001 whereby FRMO is currently receiving approximately $20,000 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRMO, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRMO.

                  iii. In March 2001, FRMO acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid.

                                   FRMO Corp.
                          Notes to Financial Statements

2.       BASIS OF PRESENTATION (CONTINUED)

BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)

                  iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will grow in future years.

                  v. In February 2002, FRMO acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners and Kinetics Fund, both of which are hedge funds. While the fees are minimal at the present time, management believes that they will grow in future years.

3.       SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The Company primarily generates revenue through consulting, research fees and subscription revenue.

         Revenue relating to consulting agreements is earned primarily on a month-by-month basis.

         Research fees are earned and recorded on a monthly basis based upon FRMO's pro rata share of The New Paradigm Fund assets.

         Subscription revenues are earned and recorded on a monthly basis based upon FRMO's pro rata share of the subscription revenue generated from a certain research report provided by a related third party.

         The accrual method of accounting is used to record all income.

         RECEIVABLES

         Receivables consist of monthly consulting fees. All receivables are current and management believes they are fully collectible.

                                   FRMO Corp.
                          Notes to Financial Statements

         INVESTMENT IN FRM NY CAPITAL, LLC

         The investment in FRM NY CAPITAL, LLC represents a 7% Class B membership interest. Class B members will not receive any distributions until all Class A members are repaid their capital contributions, with interest. For the years ended February 28, 2003 and February 28, 2002, the Company received $-0- and $963 in distributions. This investment is accounted for under the cost method of accounting. The Company does not exert a significant influence over the operations or financial policies of this entity.

         INVESTMENT IN KINETICS ADVISERS, LLC

         The Company accounts for its 8.44% investment in Kinetics Advisers, LLC using the cost method of accounting. The Company does not exert a significant influence over the operations or financial policies of this entity.

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

         CONCENTRATION OF RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables.

         Trade receivables arise from consulting fees in the New York City area. For the year ended February 28, 2003, fees earned from one client, which is a related party, represented 40% of all income, and fees earned from another client represented 24% of all income. For the year ended February 28, 2002, fees earned from one client represented 51% of all income, and fees earned from another client, which is a related party, represented 31% of all income. As of February 28, 2003, trade receivables from one client comprised 51% of total trade receivables. As of February 28, 2002, trade receivables from one client comprised 100% of total trade receivables.

                                   FRMO Corp.
                          Notes to Financial Statements

3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING COSTS

         The Company's policy is to expense the cost of advertising as incurred. There were no advertising expenses for the years ended February 28, 2003, 2002 and 2001.

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

         EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement became effective on March 1, 2002 and were required to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

                                   FRMO Corp.
                          Notes to Financial Statements

3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 effective March 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

         In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt are required to be adopted by the Company beginning March 1, 2003. All other provisions were required to be adopted after May 15, 2002. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Company.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for the Company on January 1, 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No, 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations.

                                   FRMO Corp.
                          Notes to Financial Statements

4.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                              FEBRUARY 28,        FEBRUARY 28,
                                                  2003                2002
                                              ------------        ------------
Research agreements                           $     51,003        $     54,969
Subscription revenue                                26,250              26,250
                                              ------------        ------------
                                                    77,253              81,219
Less accumulated amortization                       13,069               9,676
                                              ------------        ------------
Intangible assets, net                        $     64,184        $     71,543
                                              ============        ============

         Amortization of intangible assets was $7,359, $9,676, and $-0- for the years ended February 28, 2003, 2002, and 2001, respectively. Annual amortization expense for the next five years is estimated to approximate $7,700.

5.       COMMITMENTS AND CONTINGENCIES

         As of February 28, 2003, the Company did not enter into any commitments and management believes that there were no contingencies.

6.       RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK

         The 34,200,000 shares of common stock of FRMO sold after the spin-off distribution date were issued to the FRM Control Group as follows:

                  i. 28,800,000 shares of common stock of FRMO Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group is in control of FRMO Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRMO the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRMO in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase price is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the pro-rata share of the dividends it currently receives from Kinetics without, as a condition

                                   FRMO Corp.
                          Notes to Financial Statements

6.       RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK (CONTINUED)

                  thereof, paying toward the fixed purchase price of its FRMO shares the after-tax proceeds of that part divested, as if the divestiture had not occurred. During the year ended February 28, 2003, the Stahl Bregman Group was not obligated to pay any amount for the issuance of common stock and no amounts were paid during that period.

                  ii. 3,600,000 shares of common stock of FRMO were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRMO, together with members of his family, for $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRMO in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid. During the year ended February 28, 2003, LPC was not obligated to pay any amount for the issuance of common stock and no amounts were paid during that period.

                  iii. 1,800,000 shares of common stock of FRMO were issued to Lawrence J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRMO and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRMO.

7.       NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

         Basic earnings per common share for each of the three years ended February 28, 2003 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for each of the three years ended February 28, 2003 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                         YEAR ENDED        YEAR ENDED         YEAR ENDED
                                        FEBRUARY 28,      FEBRUARY 28,       FEBRUARY 28,
                                            2003              2002               2001
                                        ------------      ------------       ------------
Weighted average common shares             3,897,524         3,889,772          1,998,616
Effect of dilutive securities:
  Conversion of preferred stock               50,000            20,274                  -
                                        ------------      ------------       ------------
Dilutive potential shares                  3,947,524         3,910,046          1,998,616
                                        ============      ============       ============

                                   FRMO Corp.
                          Notes to Financial Statements

8.       INCOME TAXES

         The provision for income taxes consist of the following:

                                        YEAR ENDED         YEAR ENDED        YEAR ENDED
                                       FEBRUARY 28,       FEBRUARY 28,      FEBRUARY 28,
                                           2003               2002              2001
                                       ------------       ------------      ------------
Current:
  Federal                              $      8,952       $      1,497      $          -
  State                                       5,296                948                 -
                                       ------------       ------------      ------------
Total current                                14,248              2,445                 -
                                       ============       ============      ============

Deferred:
  Federal                                         -                  -                 -
  State                                           -                  -                 -
                                       ------------       ------------      ------------
Total deferred                                    -                  -                 -
                                       ------------       ------------      ------------
Total                                  $     14,248       $      2,445      $          -
                                       ============       ============      ============

         FRMO and its former subsidiaries filed consolidated tax returns through January 23, 2001. There was no federal tax liability due to current and prior year net operating losses. After January 23, 2001, FRMO began filing individual tax returns. FRMO and its former subsidiaries filed individual state tax returns. The Company has net operating loss carry forwards for Federal purposes of approximately $1,091,000 arising from FRMO's share of losses from the consolidated tax returns that were filed through January 23, 2001. The use of these NOLs is restricted, subject to the provisions of Internal Revenue Code section 382 and accordingly, the Company has taken a 100% reserve against the deferred tax asset resulting from these NOLs.

         The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                       FEBRUARY 28,       FEBRUARY 28,      FEBRUARY 28,
                                           2003               2002              2001
                                       ------------       ------------      ------------
Statutory federal income tax
  expense rate                                 34.0 %             34.0 %               - %
Adjustment for utilization of
  lower tax brackets                          (19.2)             (19.0)                -
State taxes, less federal tax effect            2.3                7.6                 -
Permanent differences                           5.8                  -                 -
Other                                           4.3                  -                 -
                                       ------------       ------------      ------------
                                               27.2 %             22.6 %               - %
                                       ============       ============      ============

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

         During the year ended February 28, 2003, the Company granted an officer and two directors options to acquire a total of 36,000 shares of common stock, at an exercise price of $0.40 per share, through July 18, 2007. During the year ended February 28, 2002, the Company granted an officer and two directors options to acquire a total of 21,000 shares of common stock, at an exercise price of $1.25 per share, through July 19, 2006. The Company has elected the disclosure-only provisions of SFAS 123 in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for these options. Had the Company recorded compensation expense for the stock options based on the fair value at the date for awards, consistent with the provisions of SFAS 123, the Company's net income for the years ended February 28, 2003 and 2002 would have been reduced by approximately $11,000 ($0.00 per share) and $24,000 ($0.01) per share, respectively.

                                   FRMO Corp.
                          Notes to Financial Statements

10.      SUPPLEMENTAL FINANCIAL INFORMATION
          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         Quarter
                                               -----------------------------------------------------------
                                                  First           Second         Third           Fourth           Total
                                               ------------    ------------   ------------     -----------      ----------
YEAR ENDED FEBRUARY 28, 2003
Total revenue                                  $     31,451    $     35,054   $     34,965     $     2,278      $  103,748
                                               ============    ============   ============     ===========      ==========
Income (loss) from operations                  $     17,566    $     17,440   $     20,876     $    (4,543)     $   51,339
                                               ============    ============   ============     ===========      ==========
Net income (loss)                              $     15,177    $     11,343   $     10,390     $     1,198      $   38,108
                                               ============    ============   ============     ===========      ==========
Earnings (loss) per common share:

  Basic                                        $          -    $          -   $          -     $         -      $     0.01
                                               ============    ============   ============     ===========      ==========
  Diluted                                      $          -    $          -   $          -     $         -      $     0.01
                                               ============    ============   ============     ===========      ==========
Number of shares used in computation of
  earnings per share:

  Basic
                                                  3,897,524       3,897,524      3,897,524       3,897,524       3,897,524
                                               ============    ============   ============     ===========      ==========
  Diluted
                                                  3,947,524       3,947,524      3,947,524       3,947,524       3,947,524
                                               ============    ============   ============     ===========      ==========

YEAR ENDED FEBRUARY 28, 2002
Total revenue                                  $     13,184    $     14,833   $     24,741     $    16,027      $   68,785
                                               ============    ============   ============     ===========      ==========
Income (loss) from operations                  $      2,875    $     (7,781)  $     12,896     $     1,541      $    9,531
                                               ============    ============   ============     ===========      ==========
Net income (loss)                              $      3,246    $     (7,386)  $     11,238     $     1,292      $    8,390
                                               ============    ============   ============     ===========      ==========
Earnings (loss) per common share:

  Basic                                        $          -    $          -   $          -     $         -      $        -
                                               ============    ============   ============     ===========      ==========
  Diluted                                      $          -    $          -   $          -     $         -      $        -
                                               ============    ============   ============     ===========      ==========
Number of shares used in computation of
  earnings per share:

  Basic
                                                  3,867,703       3,897,209      3,897,209       3,897,209       3,889,772
                                               ============    ============   ============     ===========      ==========
  Diluted
                                                  3,867,703       3,897,209      3,929,077       3,947,209       3,910,046
                                               ============    ============   ============     ===========      ==========

During the fourth quarter of the fiscal year ended February 28, 2003, the Company reevaluated its accounting for its investment in Kinetics Advisers, LLC. As a result of this reevaluation, the Company recorded an adjustment that reduced revenues by $22,000. Of this amount, approximately $6,000, $8,000 and $8,000 are allocable to the first, second, and third quarters, respectively. The adjustment also reduced net incomes by the same amount. There was no effect on revenue or net income for the year ended February 28, 2002.