Form 10-Q
period 2003-03-31
FRMO CORP
filed 2003-07-10
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 31, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             ---------  ---------

                         Commission File Number: 0-29346


                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                  13-3754422
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
       of incorporation
       or organization)

  271 North Avenue, New Rochelle, NY                              10801
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

 Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

 APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at June 2, 2003: 36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003




                                                                      Page No.
                                                                      -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements........................................   2
          Balance Sheets - May 31, 2003 (Unaudited) and
          February 28, 2003...........................................   2
          Statements of Operations (Unaudited) -
          Three months ended May 31, 2003 and 2002....................   3
          Statements of Cash Flows (Unaudited) -
          Three months ended May 31, 2003 and 2002....................   4
          Notes to Financial Statements (Unaudited)...................   5

ITEM 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition.......................   7

ITEM 3.   Quantitative and Qualitative Disclosures
          about Market Risk.......................................       9

ITEM 4.   Controls and Procedures ..................................     9


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...........................    10

SIGNATURES..........................................................    10
CERTIFICATIONS......................................................    11

                                   FRMO Corp.
                                 Balance Sheets
                                  (Unaudited)



                                                      May 31,       February 28,
                                                       2003            2003
                                          -------------------------------------
                                                    (Unaudited)

  Assets
  Current assets:
    Cash and cash equivalents                         $ 148,525       $ 135,003
    Accounts receivable                                  12,000          20,500
                                           -------------------------------------
  Total current assets                                  160,525         155,503
                                           -------------------------------------

  Other assets:
    Intangible assets, net of accumulated
     amortization of $11,138 at
     November 30, 2002 and $9,676
     at February 28, 2002
                                                         62,252          64,184
    Investments in unconsolidated subsidiaries            5,000           5,000
                                           -------------------------------------
  Total other assets                                     67,252          69,184
                                           -------------------------------------

  Total assets                                        $ 227,777       $ 224,687
                                           =====================================


  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable and accrued expenses              $ 22,973        $ 20,551
    Income taxes payable                                  1,856          11,587
    Deferred income                                       6,333           7,008
                                          -------------------------------------
  Total current liabilities                              31,162         39,146
  Stockholders' equity:
    Preferred stock - $.001 par value;
     Authorized - 2,000,000 shares;
     Issued and outstanding - 50 shares Series R               -           -
    Common stock - $.001 par value; Authorized -
90,000,000 shares; Issued
     and outstanding - 36,083,774 shares                 36,083          36,083
    Capital in excess of par value                    3,325,136       3,322,136
    Retained earnings                                    54,021          45,947
                                          -------------------------------------
                                                      3,415,240       3,404,166
    Less: Receivables from shareholders for
           common stock issuance                      3,218,625       3,218,625
                                          -------------------------------------
Total stockholders' equity                              196,615         185,541
                                          -------------------------------------

    Total liabilities and stockholders' equity        $ 227,777       $ 224,687
                                          =====================================


See notes to interim financial statements.

                                   FRMO Corp.
                            Statements of Operations
                                  (Unaudited)



                                                        Three months ended
                                                             May 31,
                                                   2003            2002
                                                  -----------------------------
              Revenues

                  Consulting                         $ 18,526          $ 18,726

                  Research fees                         3,730             4,048

                  Subscription fees                     1,000             3,009

                  Income from investments in
                     unconsolidated subsidiaries          -               5,668
                                                  -----------------------------
                  Total income                         23,256            31,451
                                                  -----------------------------

              Costs and expenses

                  Amortization                          1,931             1,565

                  Contributed services                  3,000             3,000

                  Accounting                            2,250             1,500

                  Shareholder reporting                 5,000             6,272

                  Office expenses                           -             1,500

                  Other                                    82                48
                                                  -----------------------------
                  Total costs and expenses             12,263            13,885
                                                  -----------------------------

                  Income from operations
                                                       10,993             17,566

                    Dividend income                       276                266
                                                   -----------------------------

                  Income from operations before provision
                    for income taxes
                                                       11,269             17,832

                  Provision for income taxes            3,194              2,655
                                                   -----------------------------

                  Net income                         $  8,075           $ 15,177
                                                     ===========================

                  Basic earnings per common share    $   0.00            $  0.00
                                                   =============================

                  Diluted earnings per common share  $   0.00            $  0.00
                                                  ==============================

                  Average shares of common stock outstanding:

                  Basic                             3,897,524          3,897,524
                                                  ==============================

                  Diluted                           3,947,524       3,947,524
                                                  =============================

              See notes to interim financial statements.

                             FRMO Corp.
                      Statements of Cash Flows
                             (Unaudited)

                                                          Three Months Ended
                                                                May 31,
                                                          2003           2002
                                                   -----------------------------
     Cash flows from operating activities
     Net income                                          $  8,074      $ 15,177
     Adjustments to reconcile net income to net cash
       provided by operating activities
          Reinvested income                                     -        (5,668)
          Amortization                                      1,932         1,565
          Contributed services                              3,000         3,000
          Changes in operating assets and liabilities:
             Accounts receivable                            8,500        (8,633)
             Other current assets                               -             -
             Accounts payable and accrued expenses         (7,309)        8,952
             Deferred income                                 (675)          211
                                                  -----------------------------
     Net cash provided by operating activities              13,522       14,604

     Net increase in cash and cash equivalents              13,522       14,604
                                                  -----------------------------
     Cash and cash equivalents, beginning of period      $ 135,003     $ 83,411
                                                  -----------------------------

     Cash and cash equivalents, end of period              148,525       98,015
                                                   ============================

     Additional cash flow information
     Interest paid                                       $       -     $      -
     Income taxes paid                                   $  12,926     $  2,983
                                                   ============================

     Non-cash investing and financing activities
     Reinvested income from investments in unconsolidated
       subsidiaries                                      $       -     $  5,668
                                                   ============================


     See notes to interim financial statements.

                                   FRMO Corp.
                         Notes to Financial Statements
                                  (unaudited)

1.  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2003; results of operations for the three months ended May 31, 2003 and 2002; cash flows for the three months ended May 31, 2003 and 2002; and changes in stockholders' equity for the three months ended May 31, 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2. Intangible Assets

Research Agreements

In March 2001, the Company acquired the research service fees that Horizon Research Group receives from The Kinetics Paradigm Fund in exchange for 80,003 shares of common stock. The value of the shares issued in this transaction was $51,003. The Company is amortizing the cost of The Kinetics Paradigm Fund research agreement over ten years using the straight-line method.

Subscription Revenues

In October 2001, the Company acquired a 2% interest in the subscription revenues from subscribers to The Capital Structure Arbitrage Report that Horizon Research Group and another third party receive. Consideration for this interest consisted of the issuance of 50 shares of Series R preferred stock. The value of the shares issued in both of these transactions aggregated $26,250. The Company is amortizing the purchase of these subscription agreements over ten years using the straight-line method. At the time of these transactions, a 2% interest in the subscription revenues amounted to $3,018 per annum.

Intangible assets consist of the following:

                                                           May 31,     February 28,
                                                             2003              2003
                                                        ----------------------------

                Research agreements                       $  51,003       $   51,003
                Subscription revenue                         26,250           26,250
                                                        ----------------------------
                                                             77,253           77,253
                Less accumulated amortization                15,001           13,069
                                                        ----------------------------
                Intangible assets, net                    $  62,252       $   64,184
                                                        ============================


For the three months ended May 31, 2003 and 2002, amortization of intangible assets was $1,932 and $1,565.

3. Net Income Per Common Share And Per Common Share Equivalent

Basic earnings per common share for the three ended May 31, 2003 and 2002 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended May 31, 2003 and 2002, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                            Three months ended
                                                 May 31,
                                                2003          2002
                                     -----------------------------
   Weighted average common shares          3,897,524     3,897,524

   Effect of dilutive securities:
    Conversion of preferred stock             50,000        50,000
                                     -----------------------------
   Dilutive potential common shares        3,947,524     3,947,524
                                     =============================


4.    Compensation For Contributed Services

Two officers/shareholders performed services for the Company during the three months ended May 31, 2003 and 2002 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $3,000 and a corresponding credit to paid in capital for each period.


5.    Income Taxes

The provision for income taxes consist of the following:

                                               Three months ended
                                                      May 31,
                                                  2003        2002
                                 ---------------------------------
Current:
 Federal                                      $  1,954    $  2,364
 State                                           1,240         291
                                  --------------------------------
Total current                                    3,194       2,655
                                 ---------------------------------

Deferred:
 Federal                                             -           -
 State                                               -           -
                                 ---------------------------------
Total deferred                                       -           -
                                 ---------------------------------
Total                                         $  3,194    $  2,655
                                ==================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three months ended May 31, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2003.

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

Since  its  new  start  on  January  23,  2001,   FRM  completed  the  following
transactions through May 31, 2003:

i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRM will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital).

ii. A consulting agreement was signed effective January 1, 2001, whereby FRM is currently receiving approximately $20,000 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRM, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRM.

iii. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Kinetics Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 17 percentage points. In May 2003, The Kinetics Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds. During calendar 2003, through June 30th, the Fund outperformed the S&P 500 by a further 9 percentage points.

iv. In October 2001, FRM acquired a 2% interest in the subscription revenues from The Capital Structure Arbitrage Report that Horizon Research Group and another third party receive, in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

v. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners, LP, a hedge fund and to Kinetics Fund, Inc., an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will continue to grow in future years. During its first year of operation in 2000, and in 2001, Kinetics Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index. In 2002, it outperformed the S&P 500 Index by 33 percentage points. Through June 30, 2003, it has outperformed the S&P 500 Index by a further 12 percentage points.


RESULTS OF OPERATIONS

2003 Period Compared to the 2002 Period

The Company's revenues from operations for the three months ended May 31, 2003 ("2003") was $23,000, a decrease of $8,100 or 26% as compared to the three months ended May 31, 2002 ("2002"). The net decrease in the three-month period was due primarily to the inclusion in 2002 of $6,000 of income from investments in unconsolidated subsidiaries. However, for comparative purposes, the $6,000 of income was completely offset during the fourth quarter of the fiscal year ended February 28, 2003, when the Company reevaluated its accounting for its investment in Kinetics Advisers, LLC and recorded an adjustment that reduced first quarter revenues by approximately $6,000. The balance of the decrease in 2003 revenues reflects a decrease of $2,000 in subscription fees versus the 2002 period. However, this was due to the timing of revenue recognition of the subscription fees; management of the Company expect that subscription fees over the course of fiscal 2003 will be higher than in 2002.

Costs and expenses from operations decreased by $2,000 (14%) to $12,000 for the three months ended in 2003. The decrease for the three month period was due to decreases in shareholder reporting and office expenses, partially offset by an increase in accounting expense.

For the reasons noted above, the Company's net income for the three months ended May 31, 2003 decreased by $7,000 to $8,000, as compared to net income of $15,000 in 2002.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on earnings in fiscal 2003 and during the three months ended May 31, 2003, yet which could have a very significant economic impact on FRMO. This is the investment in Kinetics Advisers, LLC ("Kinetics Advisers"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of the Form 10-K for the fiscal 2003 year). This investment takes the form of a minority interest in Kinetics Advisers, which controls and provides investment advice to two hedge funds. Kinetics Advisers has elected to reinvest in these two funds the fees to which it is entitled from them. As a consequence, FRMO will not receive its proportional interest in those fees until such time that Kinetics Advisers itself elects to receive them. Under generally accepted accounting principles, FRMO must record this investment on a cost basis, which was $205 as of February 28, 2002. However, on an economic basis, FRMO's proportional share of Kinetics Advisers' capital accounts in those funds was approximately $333,000 (pre-tax and unaudited) as of May 31, 2003. FRMO's proportional share of the increase in the value of Kinetics Advisers' capital accounts in those funds during three months ended May 31, 2003, predominantly from fee income and appreciation (also pre-tax and unaudited), was approximately $242,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the three months ended May 31, 2003 resulted in an increase in cash of $14,000. The $14,000 increase in cash in 2003 was due to an increase in net income (after adjusting for amortization and contributed services) of $5,000, offset by fluctuations in operating assets and liabilities primarily caused by timing differences. In 2002, the Company started recording non-cash compensation for contributed services from two of its executives. In 2001, those executives, who are responsible for all of the company's operations, agreed not to draw any salaries during the period of formation. There were no cash flows provided by or used in investing or financing activities during both of the three-month periods ended in 2002 and 2001. The Company expects its business with prospective new clients to develop without the outlay of cash, since the growth will come from the services of its officers who will not receive cash salaries until the Company's operations and revenues warrant the payment.

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


                                   FRMO CORP.

                           By:      /s/ Steven Bregman
                                   ----------------------------------
                                    Steven Bregman
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: June 9, 2003




                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of FRMO Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended May 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: June 9, 2003

By:      /S/ MURRAY STAHL
    ---------------------
Murray Stahl
Chairman of the Board and Chief Executive Officer


By:      /S/ STEVEN BREGMAN
    -----------------------
Steven Bregman
President and Chief Financial Officer

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

Dated: June 9, 2003

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

Dated: June 9, 2003


By:      /S/ STEVEN BREGMAN
         --------------------
Steven Bregman
President and Chief Operating Officer