Form 10-Q
period 2003-08-31
FRMO CORP
filed 2003-10-14
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: August 31, 2003

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


      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (914) 632-6730

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at September 7, 2003:
36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003




                                                                                                Page No.
                                                                                                -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements..................................................................      2
        Balance Sheets - August 31, 2003 (Unaudited) and February 28, 2003 ...................      2
        Statements of Income (Unaudited) - Three and six months ended August 31, 2003 and 2002      3
        Statements of Cash Flows (Unaudited) - Six months ended August 31, 2003 and 2002 .....      4
        Notes to Financial Statements (Unaudited) ............................................      5

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition       7

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk ...........................      9

ITEM 4. Controls and Procedures ..............................................................      9


                                      PART II - OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders ..................................     10
ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES ...................................................................................     10
CERTIFICATIONS ...............................................................................     11

                                   FRMO CORP.
                                 BALANCE SHEETS


                                                       AUGUST 31,   FEBRUARY 28,
                                                          2003         2003
                                                      --------------------------
                                                      (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                         $  141,300     $  135,003
    Accounts receivable
                                                          20,000         20,500
                                                      -------------------------
Total current assets                                     161,300        155,503
                                                      -------------------------

Other assets:
    Intangible assets, net of accumulated
      amortization of $16,932 at August 31, 2003
      and $13,069 at February 28, 2003                    60,321         64,184
    Investments in unconsolidated subsidiaries             5,000          5,000
                                                      -------------------------
Total other assets                                        65,321         69,184
                                                      -------------------------

Total assets                                          $  226,621     $  224,687
                                                      =========================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses             $   16,271     $   20,551
    Income taxes payable                                    --           11,587
    Deferred income                                        4,667          7,008
                                                      -------------------------
Total current liabilities                                 20,938         39,146

Stockholders' equity:
    Preferred stock - $.001 par value;
      Authorized - 2,000,000 shares;
      Issued and outstanding - 50 shares Series R           --             --
    Common stock - $.001 par value;
      Authorized - 90,000,000 shares;
      Issued and outstanding - 36,083,774 shares          36,083         36,083
    Capital in excess of par value                     3,328,135      3,322,136
    Retained earnings                                     60,089         45,947
                                                      -------------------------
                                                       3,424,307      3,404,166
    Less: Receivables from shareholders for
                 common stock issuance                 3,218,625      3,218,625
                                                      -------------------------
    Total stockholders' equity                           205,682        185,541
                                                      -------------------------

    Total liabilities and stockholders' equity        $  226,620     $  224,687
                                                      =========================



See notes to interim financial statements.

                                   FRMO CORP.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             AUGUST 31,                    AUGUST 31,
                                                        2003           2002           2003          2002
                                                     -------------------------     -------------------------
Revenues
     Consulting                                      $   17,153     $   23,814     $   35,679     $   42,540
     Research fees                                        7,607          3,157         11,337          7,205
     Subscription fees                                    1,667           --            2,667          3,009
     Income from investments in
        unconsolidated subsidiaries                        --            8,083           --           13,751
                                                     -------------------------     -------------------------
     Total income                                        26,427         35,054         49,683         66,505
                                                     -------------------------     -------------------------

Costs and expenses
     Amortization                                         1,931          1,932          3,863          3,497
     Contributed services                                 3,000          3,000          6,000          6,000
     Accounting                                           2,250          4,493          4,500          5,993
     Shareholder reporting                               10,363          6,474         15,363         12,746
     Office expenses                                        285          1,513            246          3,013
     Other                                                  116            203            236            251
                                                     -------------------------     -------------------------
     Total costs and expenses                            17,945         17,615         30,208         31,500
                                                     -------------------------     -------------------------

     Income from operations                               8,482         17,439         19,475         35,005
       Dividend income                                      198            248            474            514
                                                     -------------------------     -------------------------
     Income from operations before provision
       for income taxes                                   8,680         17,687         19,949         35,519
     Provision for income taxes                           2,613          6,334          5,807          8,999
                                                     -------------------------     -------------------------

     Net income                                      $    6,067     $   11,353     $   14,142     $   26,520
                                                     =========================     =========================

     Basic earnings per common share                 $     0.00     $     0.00     $     0.00     $     0.01
                                                     =========================     =========================

     Diluted earnings per common share               $     0.00     $     0.00     $     0.00     $     0.01
                                                     =========================     =========================

     Average shares of common stock outstanding:
     Basic                                            3,897,524      3,897,524      3,897,524      3,897,524
                                                     =========================     =========================

     Diluted                                          3,947,524      3,947,524      3,947,524      3,947,524
                                                     =========================     =========================

See notes to interim financial statements.

                                   FRMO CORP.
                            Statements of Cash Flows
                                   (Unaudited)


                                                              SIX MONTHS ENDED
                                                                  AUGUST 31,
                                                              2003           2002
                                                           ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  14,142      $  26,520
Adjustments to reconcile net income to net cash
  provided by operating activities
     Reinvested income                                          --          (13,751)
     Amortization                                              3,863          3,497
     Contributed services                                      6,000          6,000
     Changes in operating assets and liabilities:
        Accounts receivable                                      500        (24,795)
        Accounts payable and other current liabilities       (15,867)         7,783
        Deferred income                                       (2,341)           179
                                                           ------------------------
Net cash provided by operating activities                      6,297          5,433

Net increase in cash and cash equivalents                      6,297          5,433
Cash and cash equivalents, beginning of period               135,003         83,411
                                                           ------------------------

Cash and cash equivalents, end of period                   $ 141,300      $  88,844
                                                           ========================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                              $    --        $    --
                                                           ========================
Income taxes paid                                          $   5,840      $   2,983
                                                           ========================

NONCASH INVESTING AND FINANCING ACTIVITIES
Reinvested income from investments in unconsolidated
  subsidiaries                                             $    --        $   5,688
                                                           ========================

See notes to interim financial statements.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2003
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2003; results of operations for the three and six months ended August 31, 2003 and 2002; and cash flows for the six months ended August 31, 2003 and 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Intangible assets consist of the following:

                                        AUGUST 31,    FEBRUARY 28,
                                          2003           2003
                                       --------------------------
Research agreements                    $  51,003      $   51,003
Subscription revenue                      26,250          26,250
                                       --------------------------

                                          77,253          77,253
Less accumulated amortization             16,932          13,069
                                       --------------------------
Intangible assets, net                 $  60,321      $   64,184
                                       ==========================


For the six months ended August 31, 2003 and 2002, amortization of intangible assets was $3,863 and $3,497.

3.   NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three and six months ended August 31, 2003 and 2002 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended August 31, 2003 and 2002, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                            THREE AND SIX MONTHS ENDED
                                                     AUGUST 31,
                                                 2003         2002
                                             ------------------------
     Weighted average common shares           3,897,524    3,897,524
     Effect of dilutive securities:
       Conversion of preferred stock             50,000       50,000
                                             ------------------------
     Dilutive potential common shares         3,947,524    3,947,524
                                             ========================


4.   COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the six months ended August 31, 2003 and 2002 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $6,000 and a corresponding credit to paid in capital for each period.


5.   INCOME TAXES

The provision for income taxes consist of the following:

                      THREE MONTHS ENDED              SIX MONTHS ENDED
                          AUGUST 31,                     AUGUST 31,
                      2003          2002             2003          2002
                   -------------------------       -----------------------
Current:
  Federal          $   1,600      $   5,018        $   3,554     $  7,382
  State                1,013          1,326            2,253        1,617
                   -------------------------       -----------------------
Total current          2,613          6,344            5,807        8,999
                   -------------------------       -----------------------

Deferred:
  Federal                --             --               --           --
  State                  --             --               --           --
                   -------------------------       -----------------------
Total deferred           --             --               --           --
                   -------------------------       -----------------------

Total              $   2,613      $   6,344        $   5,807     $  8,999
                   =========================       =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three and six months ended August 31, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2003.

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

Since its new start on January 23, 2001, FRM completed the following transactions through August 31, 2003:

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

     iii. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Kinetics Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 17 percentage points. In August 2003, The Kinetics Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds. During calendar 2003, through September 30, 2003, the Fund outperformed the S&P 500 by a further 12 percentage points.

     iv. In October 2001, FRM acquired a 2% interest in the subscription revenues from The Capital Structure Arbitrage Report that Horizon Research Group and another third party receive, in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

     v. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners, LP, a hedge fund and to Kinetics Fund, Inc., an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will continue to grow in future years. During its first year of operation in 2000, and in 2001, Kinetics Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index, net of management and incentive fees. In 2002, it outperformed the S&P 500 Index by 33 percentage points. Through September 30, 2003, it has outperformed the S&P 500 Index by a further 14 percentage points.


RESULTS OF OPERATIONS

2003 PERIOD COMPARED TO THE 2002 PERIOD

The Company's revenues from operations for the three months ended August 31, 2003 ("2003") was $26,400, a decrease of $8,600 or 25% as compared to the three months ended August 31, 2002 ("2002"). The net decrease in the three-month period was due primarily to the inclusion in 2002 of $8,100 of income from investments in unconsolidated subsidiaries. However, for comparative purposes, the $8,100 of income was completely offset during the fourth quarter of the fiscal year ended February 28, 2003, when the Company reevaluated its accounting for its investment in Kinetics Advisers, LLC and recorded an adjustment that reduced second quarter revenues by approximately $8,100. The balance of the decrease in 2003 revenues reflects a decrease of $6,700 in consulting revenues, offset by a $6,100 increase in research and subscription fees versus the 2002 period. The Company's revenues from operations for the six months ended August 31, 2003 ("2003") was $49,700, a decrease of $16,800 or 25% as compared to the six months ended August 31, 2002 ("2002"). The net decrease in the six-month period was due primarily to the inclusion in 2002 of $13,800 of income from investments in unconsolidated subsidiaries. However, for comparative purposes, the $13,800 of income was completely offset during the fourth quarter of the fiscal year ended February 28, 2003, when the company reevaluated its accounting for its investment in Kinetics Advisers, LLC and recorded an adjustment that reduced first half revenues by approximately $13,800. The balance of the decrease in 2003 revenues reflects a decrease of $6,900 in consulting revenues, offset by a $4,100 increase in research fees versus the 2002 period.

Costs and expenses from operations were $18,000 during the three months ended both in August 2003 and 2002. During the six-month period ended in 2003 costs and expenses from operations decreased by $1,300 (4%) to $30,200. The result for the three-month period was due to an increase in shareholder reporting expenses, offset by declines in accounting and office expenses. The decrease for the six months ended in 2003 was due to an increase in shareholder reporting expenses, offset by decreases in accounting and office expenses.

For the reasons noted above, the Company's net income for the three months ended August 31, 2003 decreased by $5,300 to $6,100, as compared to net income of $11,400 in 2002. For the same reasons, net income for the six months ended August 31, 2003 was $14,100, as compared to net income of $26,500 for the same period in 2002.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on earnings in fiscal 2003 and during the six months ended August 31, 2003, yet which has a very significant economic impact on FRMO. This is the investment in Kinetics Advisers, LLC ("Kinetics Advisers"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of the Form 10-K for the fiscal 2003 year). This investment takes the form of a minority interest in Kinetics Advisers, which controls and provides investment advice to two hedge funds. Kinetics Advisers has elected to reinvest in these two funds the fees to which it is entitled from them. As a consequence, FRMO will not receive its proportional interest in those fees until such time that Kinetics Advisers itself elects to receive them. Under generally accepted accounting principles, FRMO must record this investment on a cost basis, which was $205 as of February 28, 2002. However, on an economic basis, FRMO's proportional share of Kinetics Advisers' capital accounts in those funds was approximately $424,000 (pre-tax and unaudited) as of September 30, 2003, predominantly from fee income and appreciation (also pre-tax and unaudited).

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the six months ended August 31, 2003 resulted in an increase in cash of $6,300. The $6,300 increase in cash in 2003 was due to income, after adjusting for amortization and contributed services, of $24,000, offset by fluctuations in operating assets and liabilities primarily caused by timing differences. In 2002, the Company started recording non-cash compensation for contributed services from two of its executives. In 2001, those executives, who are responsible for all of the company's operations, agreed not to draw any salaries during the period of formation. There were no cash flows provided by or used in investing or financing activities during both of the six-month periods ended in 2003 and 2002. The Company expects its business to develop without the outlay of cash, since growth is expected to be a function of its intellectual property as presently represented by consulting, research and subscription fees as well as its asset-based general partner interest.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 17, 2003, the persons elected as directors of the Company and the voting for such persons were as follows:

                                                Authorization
Name                         Votes For          Withheld
----                         ---------          --------

Murray Stahl                 28,836,507         9,461
Steven Bregman               28,836,616         9,352
Peter Doyle                  28,836,866         7,102
Lawrence J. Goldstein        28,836,616         9,352
Allan Kornfeld               28,838,866         7,102
David Michael                28,838,866         7,102
Lester Tanner                28,838,859         7,109


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

     31.1 - Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 - Certification by the Chief Financial Officer Pursuant to Section 302 of the Sbarbanes-Oxley Act of 2002.

     32.1 - Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


B) REPORTS ON FORM 8-K
     None.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FRMO CORP.

                               By:  /s/ Steven Bregman
                                    -----------------------
                                    Steven Bregman
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  October 13, 2003