Form 10-Q
period 2003-11-30
FRMO CORP
filed 2004-01-15
CIK 1042017

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         COMMISSION FILE NUMBER: 0-29346

                                   FRMO CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                13-3754422
        (State or other jurisdiction of                  (I.R.S. Employer
                 incorporation                          Identification No.)
                or organization)

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 8, 2004: 36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements .......................................         2
          Balance Sheets - November 30, 2003 (Unaudited) and
            February 28, 2003 ........................................         2
          Statements of Income (Unaudited) - Three and nine
            months ended November 30, 2003 and 2002 ..................         3
          Statements of Cash Flows (Unaudited) - Nine months
            ended November 30, 2003 and 2002 .........................         4
          Notes to Financial Statements (Unaudited) ..................         5

ITEM 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition .......................         7

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk .         9

ITEM 4.   Controls and Procedures ....................................         9

                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K ..........................        10

SIGNATURES ...........................................................        10
CERTIFICATIONS .......................................................        11

                                   FRMO CORP.
                                 BALANCE SHEETS

                                                      NOVEMBER 30,    FEBRUARY 28,
                                                         2003            2003
                                                         ----            ----
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                           $  354,472      $  135,003
  Accounts receivable                                     13,051          20,500
                                                      ----------      ----------
Total current assets                                     367,523         155,503
                                                      ----------      ----------
Other assets:
  Intangible assets, net of accumulated
    amortization of $18,863 at November 30, 2003
    and $13,069 at February 28, 2003                      58,390          64,184
  Investments in unconsolidated subsidiaries               5,000           5,000
                                                      ----------      ----------
Total other assets                                        63,390          69,184
                                                      ----------      ----------

Total assets                                          $  430,913      $  224,687
                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses               $   19,115      $   20,551
  Income taxes payable                                     1,993          11,587
  Deferred income                                          1,556           7,008
                                                      ----------      ----------
Total current liabilities                                 22,664          39,146

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 50 shares Series R               --              --
  Common stock - $.001 par value; Authorized -
    90,000,000 shares; Issued and outstanding -
    36,083,774 shares                                     36,084          36,083
  Capital in excess of par value                       3,331,135       3,322,136
  Retained earnings                                       81,135          45,947
                                                      ----------      ----------
                                                       3,448,354       3,404,166

  Less: Receivables from shareholders for
          common stock issuance                        3,040,105       3,218,625
                                                      ----------      ----------
  Total stockholders' equity                             408,249         185,541
                                                      ----------      ----------
  Total liabilities and stockholders' equity          $  430,913      $  224,687
                                                      ==========      ==========


See notes to interim financial statements.

                                   FRMO CORP.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          NOVEMBER 30,                    NOVEMBER 30,
                                                          ------------                    ------------
                                                      2003            2002            2003            2002
                                                      ----            ----            ----            ----
Revenues
  Consulting                                       $   27,907      $   23,686      $   63,586      $   66,226
  Research fees                                         9,496           2,928          20,833          10,133
  Subscription fees                                     3,111              --           5,778           3,009
  Income from investments in
     unconsolidated subsidiaries                           --           8,351              --          22,102
                                                   ----------      ----------      ----------      ----------
  Total income                                         40,514          34,965          90,197         101,470
                                                   ----------      ----------      ----------      ----------

Costs and expenses
  Amortization                                          1,931           1,931           5,794           5,428
  Contributed services                                  3,000           3,000           9,000           9,000
  Accounting                                            2,250           1,667           6,750           7,660
  Shareholder reporting                                 5,000           5,625          20,363          18,371
  Office expenses                                         234           1,586             480           4,772
  Other                                                   371             280             606             358
                                                   ----------      ----------      ----------      ----------
  Total costs and expenses                             12,786          14,089          42,993          45,589
                                                   ----------      ----------      ----------      ----------

  Income from operations                               27,728          20,876          47,204          55,881
    Dividend income                                       273             258             747             772
                                                   ----------      ----------      ----------      ----------
  Income from operations before provision
    for income taxes                                   28,801          21,134          47,951          56,653
  Provision for income taxes                            6,954          10,744          12,762          19,743
                                                   ----------      ----------      ----------      ----------

  Net income                                       $   21,047      $   10,390      $   35,189      $   36,910
                                                   ==========      ==========      ==========      ==========

  Basic earnings per common share                  $     0.00      $     0.00      $     0.01      $     0.01
                                                   ==========      ==========      ==========      ==========

  Diluted earnings per common share                $     0.00      $     0.00      $     0.01      $     0.01
                                                   ==========      ==========      ==========      ==========

  Average shares of common stock outstanding:
  Basic                                             4,485,902       3,897,524       4,093,650       3,897,524
                                                   ==========      ==========      ==========      ==========

  Diluted                                           4,535,902       3,947,524       4,143,650       3,947,524
                                                   ==========      ==========      ==========      ==========

See notes to interim financial statements.

                                   FRMO CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                    NOVEMBER 30,
                                                                    ------------
                                                                2003            2002
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  35,189       $  36,910
Adjustments to reconcile net income to net cash
  provided by operating activities
    Reinvested income                                               --         (22,102)
    Amortization                                                 5,794           5,428
    Contributed services                                         9,000           9,000
    Changes in operating assets and liabilities:
      Accounts receivable                                        7,449         (40,302)
      Accounts payable and other current liabilities           (11,030)         18,844
      Deferred income                                           (5,453)          4,241
                                                             ---------       ---------
Net cash provided by operations                                 40,949          12,019

Cash flows from financing activities
    Proceeds from common stock subscriptions receivable        178,520              --
                                                             ---------       ---------
Net cash provided by financing activities                      178,520              --
                                                             ---------       ---------
Net increase in cash and cash equivalents                      219,469          12,019
Cash and cash equivalents, beginning of period                 135,003          83,411
                                                             ---------       ---------
Cash and cash equivalents, end of period                     $ 354,472       $  95,430
                                                             =========       =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                $      --       $      --
                                                             ---------       ---------
Income taxes paid                                            $   3,590       $   2,983
                                                             =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reinvested income from investments in unconsolidated
  subsidiaries                                               $      --       $  22,102
                                                             =========       =========

See notes to interim financial statements.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 2003
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2003; results of operations for the three and nine months ended November 30, 2003 and 2002; and cash flows for the nine months ended November 30, 2003 and 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Intangible assets consist of the following:

                                 NOVEMBER 30, FEBRUARY 28,
                                    2003         2003
                                    ----         ----
Research agreements                $51,003      $51,003
Subscription revenue                26,250       26,250
                                   -------      -------
                                    77,253       77,253
Less accumulated amortization       18,863       13,069
                                   -------      -------
Intangible assets, net             $58,390      $64,184
                                   =======      =======

For the nine months ended November 30, 2003 and 2002, amortization of intangible assets was $5,794 and $5,428.

                                   FRMO CORP.
                         NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED NOVEMBER 30, 2003
                                  (UNAUDITED)


3. NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three and nine months ended November 30, 2003 and 2002 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended November 30, 2003 and 2002, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                          THREE AND NINE MONTHS
                                                  ENDED
                                               NOVEMBER 30,
                                               ------------
                                            2003           2002
                                            ----           ----
Weighted average common shares           4,485,902      3,897,524
Effect of dilutive securities:
  Conversion of preferred stock             50,000         50,000
                                         ---------      ---------
Dilutive potential common shares         4,535,902      3,947,524
                                         =========      =========

4. COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the nine months ended November 30, 2003 and 2002 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $9,000 and a corresponding credit to paid-in-capital for each period.

5. INCOME TAXES

The provision for income taxes consist of the following:

                      THREE MONTHS ENDED        NINE MONTHS ENDED
                         NOVEMBER 30,              NOVEMBER 30,
                         ------------              ------------
                      2003         2002         2003         2002
                      ----         ----         ----         ----
Current:
  Federal           $ 4,245      $ 7,837      $ 7,800      $15,219
  State               2,709        2,907        4,962        4,524
                    -------      -------      -------      -------
Total current         6,954       10,744       12,762       19,743
                    -------      -------      -------      -------

Deferred:
  Federal                --           --           --           --
  State                  --           --           --           --
                    -------      -------      -------      -------
Total deferred           --           --           --           --
                    -------      -------      -------      -------

Total               $ 6,954      $10,744      $12,762      $19,743
                    =======      =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three and nine months ended November 30, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2003.

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

Since its new start on January 23, 2001, FRM completed the following transactions through November 30, 2003:

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

      iii. In March 2001 FRM acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRM common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Kinetics Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. During 2001, it outperformed the S&P 500 Index by 14 percentage points and, during 2002, by 17 percentage points. In August 2003, The Kinetics Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds. For calendar 2003, the Fund outperformed the S&P 500 by a further 19 percentage points. On a cumulative basis, over the four-year period from inception through year-end 2003, the Kinetics Paradigm Fund has returned 50%, whereas the S&P 500 Index has lost (20%).

      iv. In October 2001, FRM acquired a 2% interest in the subscription revenues from The Capital Structure Arbitrage Report that Horizon Research Group and another third party receive, in exchange for 50 shares of Series R preferred stock. While the subscriptions are minimal at the present time, management believes that they will grow in future years.

      v. In February 2002, FRM acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRM common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners, LP, a hedge fund and to

            Kinetics Fund, Inc., an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will continue to grow in future years. During its first year of operation in 2000, and in 2001, Kinetics Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index, net of management and incentive fees. In 2002, it outperformed the S&P 500 Index by 33 percentage points. Through December 31, 2003, it has outperformed the S&P 500 Index by a further 23 percentage points. On a cumulative basis, over the 3-year 4-month period from inception through year-end 2003, the Kinetics Partners Fund has returned 92%, whereas the S&P 500 Index has lost (23%).


RESULTS OF OPERATIONS

2003 PERIOD COMPARED TO THE 2002 PERIOD

The Company's revenues from operations for the three months ended November 30, 2003 ("2003") were $40,500, an increase of $5,500 or 16% as compared to the three months ended November 30, 2002 ("2002"). The net increase in the three-month period was due to increases in consulting, research and subscription revenues. The 2002 period included $8,400 of income from investments in unconsolidated subsidiaries, which for comparative purposes was completely offset during the fourth quarter of the fiscal year ended February 28, 2003, when the Company reevaluated its accounting for its investment in Kinetics Advisers, LLC and recorded an adjustment that reduced second quarter revenues by approximately $8,400. The Company's revenues from operations for the nine months ended November 30, 2003 ("2003") was $90,200, a decrease of $11,300 or 11% as compared to the nine months ended November 30, 2002 ("2002"). The net decrease in the nine-month period was due primarily to the inclusion in 2002 of $22,100 of income from investments in unconsolidated subsidiaries. However, for comparative purposes, the $22,100 of income was completely offset during the fourth quarter of the fiscal year ended February 28, 2003, when the company reevaluated its accounting for its investment in Kinetics Advisers, LLC and recorded an adjustment that reduced first half revenues by approximately $22,100. These decreases in 2003 revenues were partially offset by an increase of $10,700 in research fees.

Costs and expenses from operations were $12,800 during the three months ended in November 2003, a decrease of $1,300 or (9%) from the comparable 2002 period. During the nine-month period ended in 2003 costs and expenses from operations decreased by $2,600 (6%) to $43,000. The result for the three-month period was primarily due to an increase in accounting expenses, offset by declines in shareholder reporting and office expenses. The decrease for the nine months ended in 2003 was primarily due to an increase in shareholder reporting expenses, offset by decreases in accounting and office expenses.

For the reasons noted above, the Company's net income for the three months ended November 30, 2003 increased by $10,600 to $21,000, as compared to net income of $10,400 in 2002. For the same reasons, net income for the nine months ended November 30, 2003 was $35,200, as compared to net income of $36,900 for the same period in 2002.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on earnings in fiscal 2003 and during the nine months ended November 30, 2003, yet which has a very significant economic impact on FRMO. This is the investment in Kinetics Advisers, LLC ("Kinetics Advisers"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of the Form 10-K for the fiscal 2003 year). This investment takes the form of a minority interest in Kinetics Advisers, which controls and provides investment advice to two hedge funds. Kinetics Advisers has elected to reinvest in these two funds the fees to which it is entitled from them. As a consequence, FRMO will not receive its proportional interest in those fees until such time that Kinetics Advisers itself elects to receive them. Under generally accepted accounting principles, FRMO must record this investment on a cost basis, which was $205 as of February 28, 2002. However, on an economic basis, FRMO's proportional share of Kinetics Advisers' capital accounts in those funds was approximately $708,600 (pre-tax and unaudited) as of November 30, 2003, predominantly from fee income and appreciation (also pre-tax and unaudited).

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the nine months ended November 30, 2003 resulted in an increase in cash of $219,500. The $219,500 increase in cash in 2003 was due to income, after adjusting for amortization and contributed services, of $50,000, reduced by ($9,000) due to fluctuations in operating assets and liabilities primarily caused by timing differences, and increased by the receipt of $178,520 in proceeds from common stock subscriptions for 1,785,200 shares. The subscription proceeds represent partial payment for shares of common stock held in escrow as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. In 2002, the Company started recording non-cash compensation for contributed services from two of its executives. In 2001, those executives, who are responsible for all of the company's operations, agreed not to draw any salaries during the period of formation. There were no cash flows provided by or used in investing or financing activities during both of the nine-month periods ended in 2003 and 2002. The Company expects its business to develop without the outlay of cash, since growth is expected to be a function of its intellectual property as presently represented by consulting, research and subscription fees as well as its asset-based general partner interest.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

      31.1 - Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 - Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                           FRMO CORP.

                                     By: /s/ Steven Bregman
                                         --------------------------------------
                                         Steven Bregman
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Dated: January 8, 2004