Form 10-K/A
period 2003-02-28
FRMO CORP
filed 2004-05-21
CIK 1042017

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

                                   FRMO Corp.
                                                                    June 3, 2003

Dear Fellow Shareholder:

         As small and as insignificant as FRMO might appear to the objective observer, it is certainly no exaggeration to state that the firm has made substantial progress. The term "substantial progress" is, of course, a relative term but nonetheless a conventional term. Therefore, viewed through the use of this conventional term through a conventional arithmetic prism, shareholders' equity has increased 34.18% from $138,433 to $185,745. Net income has increased 354.2% from $8,390 to $38,108. Nevertheless, these numbers are still of very small magnitude.

         Yet, the numbers as such do not reflect the progress of the firm. Shareholders will be aware that our firm receives a research fee from The New Paradigm Fund. Incidentally, this fund is now named The Paradigm Fund since, given its history of more than three years, it is no longer new. The fee is asset based, which means that FRMO fees increase as the assets under management increase. At the date of this writing, assets under management at The Paradigm Fund exceed $25 million. For comparative purposes, one should consider that for much of the fiscal year ended in February 2003, the fund had less than $10 million in assets. As of this writing, the fund has appreciated by 20% and is fully 1,000 basis points ahead of the S&P 500 on a year-to-date basis. The fund outperformed the S&P 500 in 2000, 2001 and 2002. The fund was also recently awarded a five-star rating by Morningstar.

         A more interesting investment is our interest in Kinetics Advisors, which operates a hedge fund. As of this writing, the hedge fund (both onshore and offshore) contains a combined $82 million of assets and has appreciated by 30% this year on a gross basis. This is of no little relevance to FRMO, since FRMO is entitled to its pro-rata share of performance fees.

         Interestingly, although FRMO is on accrual accounting, we cannot accrue, nor can we post, the pro-rata share of the Kinetics Advisors partner's capital on our balance sheet. This is because of the regulations of generally accepted accounting practices, from which we do not care to depart. However, this share is relevant. As of this writing, it can be conservatively estimated at perhaps $200,000. Thus, if it were possible to post this sum upon our balance sheet, our shareholders' equity would be more than twice its current level. However, we are quite content to maintain conservative financial statements. We merely choose to disclose this, as shareholders have a right to know of items of interest both good and bad. In this case, the news is, fortunately, good.

         Since previous readers of this annual report will be aware that our firm is essentially an intellectual capital company, we have naturally not added staff. We have thus indirectly contributed to the national unemployment problem. However, one must wonder whether we could attract new employees. The management accepts no cash or equity compensation. (In practice, accounting rules do not recognize the notion that management cannot be compensated. Consequently, we are required to record an accounting entry for compensation, but this is a non-cash expense - it decreases our stated earnings, but not our cash earnings or balances. It is as if we are being paid, but we are not being paid. If this confuses you, it confuses even us, but the bottom line is, we don't get any money.) It is the custom in American business that the management of a firm are also the highest paid employees. Of course, it must therefore logically follow that employees should pay FRMO for the privilege of being employed, since the management has zero compensation. Moreover, the management has no intention of awarding itself a compensation increase.

         We are pleased with our results thus far and we hope, although we cannot guarantee, that our successes of the past several months presage a future with more cash flow. It has been our pleasure and privilege to serve as the management of this firm. We further hope that we have not yet exhausted our last good idea. Every now and then even we have an insight.

______________________________                ______________________________
Steven Bregman, President                     Murray Stahl, Chairman
and Chief Operating Officer                   and Chief Executive Officer

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