Form 10-K
period 2004-02-29
FRMO CORP
filed 2004-06-01
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 29, 2004

             [_] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         COMMISSION FILE NUMBER: 0-29346


                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                13-3754422
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      30 HAIGHTS CROSS ROAD, CHAPPAQUA, NY                    10514
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No(_)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

      The aggregate market value of the voting stock held by non-affiliates of the registrant at May 20, 2004 was $902,108.

      The number of shares outstanding of the registrant's Common Stock as of May 20, 2004 was 36,083,774 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 29, 2004.

                                   FRMO CORP.


                                                      May 25, 2004




Dear Fellow Shareholder:


      The writers of the following passages still choose to use such adjectives as "small" in reference to FRMO Corp. As evidence of the appropriate use to the term, please observe that our shareholders' equity as of fiscal year end is only $486,774, rounded to the nearest dollar. This is far greater than the $185,541 recorded as of February 2003. Its purchasing power is 486 years of round trip NYC subway rides based on the assumption of 5 round trips per week for 50 weeks each year.

      However, as small as this figure is, it will surely astonish the reader to learn that it is substantially more shareholders' equity than certain publicly traded multi-billion dollar market capitalization firms. This remark is not made as a prelude to a valuation claim on behalf of our firm. It is merely an illustration of the temper of the times

      Our primary assets are clearly related to equity markets and must function in an environment of historically expensive valuations. Nonetheless, our assets continue to progress. For instance, the research fees that FRMO Corp. receives from the Paradigm Fund have increased substantially. Last year, the Paradigm Fund had $25 million in assets under management. As of this writing, assets under management for this fund now exceed $60 million. The fund outperformed the S&P 500 Index in 2000, 2001, 2002 and 2003. It continues to be rated 5 star by Morningstar.

      A more substantive asset is our interest in the Kinetics Advisors hedge funds. The FRMO Corp. proportionate capital interest is estimated to exceed $644,000 as of April 30, 2004. It was $620,000 at fiscal year end. This is over a three-fold increase from the past year. Of course, we have not been permitted to display this asset on our balance sheet at its actual value due to the requirements of GAAP accounting. However, we are permitted to disclose this fact. The reality of this asset should be at least partially apparent to our shareholders, since we were compelled for tax reasons to recognize and collect $34,196 of income from Kinetics Advisors in fiscal 2004. We would have much preferred not to collect such income, since collection exposes the capital to taxation and this eliminates our theoretical "interest free" loan from the government. We will try to defer taxation on our asset for as long as this is legally permissible. The capital can be subject to appreciation or depreciation, since it is invested in securities both long and short. Of course, we will do our best to see that this asset appreciates. Yet, we can offer no guarantees.

      Another fact that might intrigue readers is that the assets under management at Kinetics Advisors now exceed $500 million. The fund collects a fee of 1% on assets under management as well as 20% of profits. Kinetics Advisors does have a variety of expenses. However, given the arithmetic characteristics of the hedge fund business, the FRMO proportionate 8.44% interest could appreciate quite substantially. We must again caution the reader that we can offer no guarantees.

      In order for a hedge to be successful, at least several remunerative investment ideas are required. The current environment does not lend itself to the discovery of very many such ideas. The investment world is quite literally awash in funds of every conceivable type. Money continues to be invested most unwisely, although we hope not by us. In any case, current share valuations are a circumstance that cannot possibly endure. History will repeat itself, we believe, funds will one day exit the business, perhaps in the customary state of panic, and opportunities will thereby be created. Some investment patience is therefore required and we will endeavor to exhibit such patience.

      Although it might seem hard to believe, patient inactivity is hard, demanding and exhausting work. Yet, management continues to accept no cash or equity compensation. This fact does not stop our auditors from recording such compensation as if it were accepted, with the caveat that it is recorded as a non-cash charge, since we don't accept any cash. We also don't accept non-cash compensation. Accounting conventions as well as other regulations require such entries that have the effect or reducing our company accounting profits although our actual cash profits are not reduced. In the days of Soviet era communism, the local wits had an expression for this type of situation. It was "We pretend to work and they pretend to pay us." In our situation, we promise you that we will work and we further pledge that we will pretend to pay ourselves as long as this pretense is legally required.

      In essence, if one sums current shareholders' equity and the FRMO unrecognized proportionate capital interest in Kinetics Advisors, shareholders now have one $1.1 million of capital employed on their behalf. This is a milestone of sorts and we are pleased to be able to report these facts. Doing something intelligent with one million dollars once it has been earned has generally proven to be far more difficult than actually obtaining one million dollars. A certain lassitude regarding the expenditure of such sums is required merely to retain such sums. Lassitude is most assuredly a character trait that we possess. It is in this light that the management would like to be regarded. We feel confident that at least in this aspect our shareholders will agree with management.



______________________________                ______________________________
Steven Bregman, President                       Murray Stahl, Chairman
and Chief Operating Officer                     and Chief Executive Officer

Postscript:

Such is the speed and fluidity with which the accounting profession, perhaps necessarily, must adjust to the investing profession that between the time that this letter was drafted and its publication date, our auditors have informed us of a new accounting standard that has significance to FRMO and to this very letter. In March 2004, a seemingly obscure accounting convention was ratified by the body known as the Financial Accounting Standards Board, more specifically by its Emerging Issues Task Force. The accounting convention ratified by the Task Force is known as Issue No. 03-16. This will require that FRMO must, after all, reflect the income from its proportional interest in Kinetics Advisors on the FRMO income statement, whereas FRMO was previously prohibited from doing so. This will become effective for us as of September 1st of this year. Perhaps, as is the practice in preparing accounting documents, some elements of paragraph 4 of this letter should therefore be revised for being outmoded. However, we are informed that the Shareholders' Letter grants somewhat broader artistic license.

                                   FRMO CORP.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004



                                                                        Page No.

PART I

Item 1.    Business .......................................................   1
Item 2.    Properties .....................................................   4
Item 3.    Legal Proceedings ..............................................   4
Item 4.    Submission of Matters to a Vote of Security Holders and Other
              Information .................................................   4


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................   5
Item 6.    Selected Financial Data ........................................   6
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations .......................................   7
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .....  10
Item 8.    Financial Statements and Supplementary Data ....................  10
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ........................................  10
Item 9A.   Controls and Procedures ........................................  10


PART III
Item 10.   Directors and Executive Officers of the Registrant .............  10
Item 11.   Executive Compensation .........................................  10
Item 12.   Security Ownership of Certain Beneficial Owners and Management    10
Item 13.   Certain Relationships and Related Transactions .................  10
Item 14.   Principal Accountants Fees and Services.........................  11


PART IV
Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form
              8-K .........................................................  12

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

Murray Stahl and Steven Bregman, Chairman and President of the Company, respectively, are the principal persons in the FRM Control Group, which includes the other persons who purchased the shares for the consideration stated below. Messrs. Stahl and Bregman have worked together at Horizon Research Group since 1994 and before that at Bankers Trust Company. They are also part of the ownership of Kinetics Asset Management, Inc., which is the investment adviser to several mutual funds and hedge funds, including The Internet Fund, The Paradigm Fund and Kinetics Partners, L.P.

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

BUSINESS OF FRMO

FRMO Corp. is an intellectual capital firm. The experience of its management has been in the analysis of public companies within a framework of identifying investment strategies and techniques that reduce risk. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRMO. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRMO to maximize its return on this form of asset. The identification of any business opportunities will follow the process employed by Horizon Research Group to select and evaluate investment opportunities and strategies.

Horizon Research Group is a division of Horizon Asset Management, Inc., which was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of under-researched companies and strategies to identify complex or overlooked situations that can offer asymmetric risk/return advantages to the investor. These publications are addressed to investment managers, but the concepts and process behind them are expected to serve FRMO's efforts to identify business opportunities in public and private ventures.

SPECIFIC BUSINESS ACTIVITIES

Since its new start on January 23, 2001, FRMO completed the following transactions through February 29, 2004:

      i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRMO will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital). This interest was inactive and the investment was sold at cost during the fiscal 2004 year.

      ii. A consulting agreement was signed effective January 1, 2001, whereby FRMO is currently receiving approximately $27,000 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRMO, for access to consultations with the Company's personnel. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRMO.

      iii. In March 2001, FRMO acquired the research service fees that Horizon Research Group had received from The Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. From inception through Calendar 2003, it outperformed the S&P 500 Index by 68 percentage points, or in the parlance of investment professionals, by 6,800 basis points. In May 2003, The New Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds.

      iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from The Capital Structure Arbitrage Report that Horizon Research Group and third party receive in exchange for 50 shares of Series R preferred stock. While the subscriptions were minimal at the time, they have advanced and management believes that they will continue to expand in future years.

      v. In February 2002, FRMO acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners, a hedge fund, and to The Kinetics Fund, an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded dramatically and management believes that they will grow in future years. From its first year of operation in 2000, through Calendar 2003, Kinetics Partners returned 95 percentage points more than the S&P 500 Index.


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

TRADEMARKS - None.

EMPLOYEES

As of February 29, 2004, the Company had no paid employees.

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

None, other than the election of directors on July 17, 2003.


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

REGISTRATION AND MARKET PRICES OF COMMON STOCK

The authorized capital stock of the Company consists of 92,000,000 shares, of which, 90,000,000 are shares of common stock, $.001 par value and 2,000,000 shares are preferred stock, $.001 par value. On February 29, 2004, there were 36,083,774 shares of common stock and 50 shares of series R preferred stock outstanding. Subject to any prior rights of the Company's preferred shareholders, FRMO's common shareholders are entitled:

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

           FISCAL PERIOD                                       COMMON STOCK
           -------------                                    HIGH BID    LOW BID
                                                            --------    -------
           2003
           ----
           1st       Fiscal Quarter ( 3/1/02 -  5/31/02)     $  0.65   $   0.40
           2nd       Fiscal Quarter ( 6/1/02 -  8/31/02)        0.41       0.25
           3rd       Fiscal Quarter ( 9/1/02 - 11/30/02)        0.25       0.20
           4th       Fiscal Quarter (12/1/02 -  2/28/03)        0.22       0.20

           2004
           ----
           1st       Fiscal Quarter ( 3/1/03 -  5/31/03)     $  0.21   $   0.20
           2nd       Fiscal Quarter ( 6/1/03 -  8/31/03)        1.01       0.20
           3rd       Fiscal Quarter ( 9/1/03 - 11/30/03)        0.70       0.45
           4th       Fiscal Quarter (12/1/03 -  2/29/04)        0.70       0.51

The high bid and low asked quote on May 20, 2004 was $.55 bid and $.95 asked.

DIVIDENDS

No cash dividend has been paid by FRMO since its inception. The Company has no present intention of paying any cash dividends on its common stock.

HOLDERS

As of May 21, 2004, there were approximately 1,000 holders of record of FRMO common stock representing about 2,500 beneficial owners of its shares. A director and former director have each been granted options to purchase a total of 9,000 shares of the Company's common stock. There are no warrants to purchase common stock of the Company outstanding. The Company does not know of any shares of common stock of FRMO that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.


ITEM 6. SELECTED FINANCIAL DATA

Prior to February 28, 2001, the Company's operations were included in the financial reports of MFC Development Corp. and subsidiaries, which were spun off to the shareholders of FRMO on January 23, 2001. This transaction has been accounted for in a manner similar to a reverse pooling of interests on the Company's books. The Company had no operations prior to January 23, 2001 and accordingly, there is no selected financial data to report before that date.

                                   FRMO Corp
                      Selected Consolidated Financial Data

                                                             Fiscal Year Ended
                                         ------------------------------------------------------
                                         February 29,  February 28,  February 28,  February 28,
                                             2004          2003          2002          2001
                                         ------------  ------------  ------------  ------------
Income Statement Data:
     Total Revenue                       $    159,955  $    103,748  $     68,785  $      3,600
     Costs and expenses                        60,335        52,409        59,254         4,151
                                         ------------  ------------  ------------  ------------
Net Ordinary Income                            99,619        51,339         9,531          (551)
Other income                                    1,370         1,017         1,304            --
                                         ------------  ------------  ------------  ------------

Income (loss) from operations before
  provision for income taxes                  100,990        52,356        10,835          (551)
Provision for income taxes                     37,792        14,248         2,445            --
                                         ------------  ------------  ------------  ------------
Net Income                               $     63,198  $     38,108  $      8,390  $       (551)
                                         ============  ============  ============  ============
Earnings per common share:
     Basic earnings per common share     $       0.01  $       0.01  $         --  $         --
     Diluted earnings per common share   $       0.01  $       0.01  $         --  $         --
Number of shares used in computation of
  basic and diluted earnings per share:
     Basic                                  4,840,207     3,897,524     3,899,772     1,998,616
                                         ============  ============  ============  ============

     Diluted                                4,890,207     3,947,524     3,910,046     1,998,616
                                         ============  ============  ============  ============

                                   FRMO Corp
                Selected Consolidated Financial Data (continued)

                                   As of         As of
                               February 29,  February 28,  February 28,  February 28,
                                   2004          2003          2002          2001
Balance Sheet Data:
Working Capital                $    430,316  $    116,561  $     61,890  $     43,824
                               ============  ============  ============  ============
Total Assets                   $    541,105  $    224,687  $    161,068  $     52,894
                               ============  ============  ============  ============
Long-term Debt                 $         --  $         --  $         --  $         --
                               ============  ============  ============  ============
Shareholders' Equity           $    486,774  $    185,745  $    138,433  $     48,824
                               ============  ============  ============  ============
Book Value per Share           $       0.08  $       0.05  $       0.04  $       0.02
                               ============  ============  ============  ============
Common Shares Outstanding (1)     6,197,524     3,897,524     3,890,087     1,998,616


      (1) Common shares outstanding is recorded net of the shares being held in escrow (29,936,250 as of 2/29/04, and 32,186,250 as of 2/28/03
            and 2/28/02) for shareholders who have not yet purchased their stock, as described in Note 7 of the financial statements.


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

ACCOUNTING FOR INVESTMENTS IN SUBSIDIARIES

Investments in subsidiaries in which the Company holds a less than 20% voting interest and does not exert a significant influence over operations or financial policies are currently accounted for using the cost method.

In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments in Limited Liability Companies". Under EITF 03-16, investments in limited liability companies that have separate ownership accounts for each investor greater than 3 to 5 percent should be accounted for under the equity method. The Company is currently accounting for its 8.44% investment in Kinetics Advisers, LLC ("Kinetics Advisers") under the cost method. Effective September 1, 2004, the Company will change its method of accounting for this investment so that it will record its pro rata share of Kinetics Advisers income
(loss) each period. Had EITF 03-16 applied effective March 1, 2003, the Company's assets and pre-tax income would have been increased by $620,000 and $530,000, respectively.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2004 COMPARED TO YEAR ENDED FEBRUARY 28, 2003

The Company's revenues from operations increased by $56,000 for the year ended February 29, 2004 ("2004") from $104,000 for the year ended February 28, 2003 ("2003"). The increases in 2003 were due primarily to income from (i) research fees and (ii) income from unconsolidated subsidiaries.

Costs and expenses increased by $8,000 in 2004, from $52,000 in 2003. The increase in 2004 was due primarily to increases in shareholder reporting and accounting expenses, and higher franchise fees.

For the reasons noted above, the Company's net income for the year ended February 29, 2004, increased by $25,000 to $63,000, as compared to net income of $38,000 in 2003.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on fiscal 2003 earnings, yet which has had a very significant economic impact on FRMO. This is the investment in Kinetics Advisors, LLC, ("Kinetics Advisors"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of this Form 10-K). This investment takes the form of a minority interest in Kinetics Advisors, which controls and provides investment advice to two hedge funds. Kinetics Advisors has elected to reinvest in these two funds the major portion of the fees to which it is entitled from them. As a consequence, FRMO does not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to or is required to receive them. Under generally accepted accounting principles, as they applied in fiscal 2003 and 2004, FRMO must record this investment on a cost basis, which was $0 as of February 29, 2004. However, on an economic basis, FRMO's proportional share of Kinetics Advisors' capital accounts in those funds was approximately $620,000 (pre-tax and unaudited) as of February 29, 2004. FRMO's proportional share of the increase in the value of Kinetics Advisors' capital accounts in those funds during the period, predominantly from fee income and appreciation (also pre-tax and unaudited), was approximately $530,000 during 2004. As disclosed in the Critical Accounting Policies section, in accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies", the Company will change its accounting policy regarding this investment effective September 1, 2004 to the equity method.

YEAR ENDED FEBRUARY 28, 2003 COMPARED TO YEAR ENDED FEBRUARY 29, 2002

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the year ended February 29, 2004 resulted in an increase in cash of $271,000. This increase was due to net income (after adjusting for amortization and non-cash compensation) of $83,000, less $6,000 net increase of receivables over payables and deferrals, which, are normal fluctuations primarily caused by timing differences. Investing activities, primarily accounted for by the purchase of marketable securities of $36,000 and the sale of the Company's investment in an unconsolidated subsidiary, decreased the cash balance by $31,000; there were no cash flows provided by or used in investing activities during fiscal 2003. Financing activities during the year ended in 2004 provided cash flow of $225,000 and is attributable to the payment of common shares held in escrow, as described in Item 1; there were no such activities in 2003. The Company expects its business with prospective new clients to develop without the outlay of cash, since the growth will come from the services of its officers who will not receive salaries until the Company's operations and revenues warrant the payment.

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time, and the balance remaining as of February 29, 2004 of $2,993,625 will be paid to the Company as set forth in Item 1. The Company believes that its present cash resources will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its business.

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

ITEM 9A. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part thereof.

                                      PART IV


ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)   FINANCIAL STATEMENTS:

Index to Financial Statements and Schedules................................. F-1

Report of Holtz Rubenstein & Co., LLP....................................... F-2

Balance Sheets - February 29, 2004 and February 28, 2003 ................... F-3

Statements of Operations -
  Years ended February 29, 2004, February 28, 2003 and February 28, 2002 ... F-4

Statement of Stockholders' Equity -
  Years ended February 29, 2004, February 28, 2003 and February 28, 2002 ... F-5

Statements of Cash Flows -
  Years ended February 29, 2004, February 28, 2003 and February 28, 2002 ... F-6

Notes to Financial Statements .............................................. F-7

(2)   FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

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

Exhibit
Number   Description
------   -----------

3.01     Amended Certificate of Incorporation of the Company*.

3.03     Amended By-Laws of the Company*.

5.01     Opinion of Tanner Propp, LLP*

21.01 The Company has no subsidiaries. The spin-off on January 23, 2001 of MFC Development Corp, a former subsidiary ("MFC"), is described in Form 10, the General Form for Registration of Common Stock of MFC pursuant to Section 12(g) of The Securities Exchange Act of 1934, as amended, which was incorporated by reference as an exhibit in the Company's Form 8-K Current Report filed on January 25, 2001.*

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------

     * Previously filed

(B)   REPORTS ON FORMS 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2004.

                                       FRMO CORP.

                                   By:
                                       -------------------------------
                                       Steven Bregman
                                       President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 2004.


Signature                          Title
---------                          -----



                                   Chairman of the Board
------------------------------     (Principal Executive Officer)
          Murray Stahl




                                   President, Director
------------------------------
         Steven Bregman



                                   Secretary, Director
------------------------------
         Lester Tanner



                                   Director
------------------------------
         Allan Kornfeld


                                   Director
------------------------------
          Peter Doyle

                                   FRMO Corp.
                         Index to Financial Statements


This Index..............................................................     F-1
Report of Independent Auditors                                               F-2
Balance Sheets --
   As of February 29, 2004 and February 28, 2003........................     F-3
Statements of Operations --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 ...............................................     F-4
Statement of Stockholders' Equity --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 ...............................................     F-5
Statements of Cash Flows --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 ...............................................     F-6

Notes to Financial Statements ..........................................     F-7




The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors

The Board of Directors and Shareholders
FRMO Corp.

We have audited the accompanying balance sheets of FRMO Corp. as of February 29, 2004 and February 28, 2003 and the related statements of income, stockholders' equity and cash flows for the three years ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRMO Corp. at February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the three years ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.


                        /s/ HOLTZ RUBENSTEIN & CO., LLP
                        -------------------------------

Melville, New York
May 17, 2004

                                   FRMO Corp.
                                 Balance Sheets


                                                  FEBRUARY 29,  FEBRUARY 28,
                                                     2004          2003
                                                  --------------------------

    ASSETS
    Current assets:
   Cash and cash equivalents                      $    406,110  $    135,003
   Accounts receivable                                  41,637        20,500
   Investment in marketable securities                  36,900            --
                                                  --------------------------
Total current assets                                   484,647       155,503
                                                  --------------------------

Other assets:
   Intangible assets, net                               56,458        64,184
   Investments in unconsolidated subsidiaries               --         5,000
                                                  --------------------------
Total other assets                                      56,458        69,184
                                                  --------------------------

Total assets                                      $    541,105  $    224,687
                                                  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses          $     20,187  $     20,551
   Income taxes payable                                 22,112        11,587
   Deferred income                                      12,031         7,008
                                                  --------------------------
Total current liabilities                               54,330        39,146
                                                  --------------------------

Stockholders' equity:
   Preferred stock - $.001 par value;
     Authorized - 2,000,000 shares;

     Issued and outstanding - 50 shares Series R            --            --
   Common stock - $.001 par value;
     Authorized - 90,000,000 shares;
     Issued and outstanding - 36,083,774 shares         36,083        36,083
   Capital in excess of par value                    3,334,136     3,322,136
   Unrealized gain on marketable securities              1,036            --
   Retained earnings                                   109,145        45,947
                                                  --------------------------
                                                     3,480,400     3,404,166
   Less: Receivables from shareholders for
                common stock issuance                2,993,625     3,218,625
                                                  --------------------------
   Total stockholders' equity                          486,775       185,541
                                                  --------------------------

   Total liabilities and stockholders' equity     $    541,105  $    224,687
                                                  ==========================


See accompanying notes.

                                   FRMO CORP.
                              STATEMENTS OF INCOME


                                                      YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                     FEBRUARY 29,         FEBRUARY 28,         FEBRUARY 28,
                                                         2004                 2003                 2002
                                                   -----------------    -----------------    -----------------
REVENUES
      Consulting                                           $ 84,022              $87,839              $56,763
      Research Fees                                          33,130               12,438                8,041
      Subscriptions                                           8,606                3,676                3,018
      Investments                                            34,197                 (205)                 963
                                                   -----------------------------------------------------------
      Total Income                                          159,955              103,748               68,786
                                                   -----------------------------------------------------------

COSTS AND EXPENSES
      Amortization                                            7,725                7,359                9,676
      Accounting                                              9,250                7,030                6,100
      Shareholder reporting                                  26,363               23,775               36,588
      Office expenses                                        12,586               13,500                6,178
      Other                                                   4,411                  744                  712
                                                   -----------------------------------------------------------
                                                             60,335               52,409               59,254
                                                   -----------------------------------------------------------
Income from operations                                       99,620               51,339                9,531
  Dividend income                                             1,370                1,017                1,304
                                                   -----------------------------------------------------------
Income from operations before provision
  for income taxes                                          100,990               52,356               10,835
Provision for income taxes                                   37,792               14,248                2,445
                                                   -----------------------------------------------------------
Net income                                                  $63,198             $ 38,108               $8,390
                                                   ===========================================================
Basic earnings per common share                               $0.01               $ 0.01                $0.00
Diluted earnings per common share                             $0.01                $0.01                $0.00
Average shares of common stock outstanding:
  Basic                                                   4,840,207            3,897,524            3,889,772
                                                   ===========================================================
  Diluted                                                 4,890,207            3,947,524            3,910,046
                                                   ===========================================================


See accompanying notes

                                   FRMO CORP.
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             RECEIVABLES
                                                                                             FROM SHARE-   UNREALIZED
                                   SERIES R                           ADDITIONAL   RETAINED  HOLDERS FOR    GAIN ON       TOTAL
                               PREFERRED STOCK      COMMON STOCK        PAID-IN    EARNINGS  COMMON STOCK  MARKETABLE  STOCKHOLDERS'
                               SHARES   AMOUNT   SHARES      AMOUNT     CAPITAL   (DEFICIT)    ISSUANCE    SECURITIES     EQUITY
                              -----------------------------------------------------------------------------------------------------
Balance, February 28, 2001       -       $-     36,000,000  $36,000   $3,232,000  $  (551)   $(3,218,625)     $    -      $ 48,824
                              -----------------------------------------------------------------------------------------------------
  Issuance of new stock
    for the assignment
    of research agreements       -        -         83,459       83       54,886         -              -          -        54,969
  Issuance of new stock
    for the assignment of
    subscription revenue        50        -              -        -       26,250         -              -          -        26,250
  Issuance of new stock
    for the acquisition
    of 7.71% of Kinetics
    Advisors, LLC and 50%
    of Finder's Fee Share
    Interest                     -        -            315        -            -         -              -          -             -
  Net income (loss)              -        -              -        -            -     8,390              -          -         8,390
                              -----------------------------------------------------------------------------------------------------
Balance, February 28, 2002      50        -     36,083,774   36,083    3,313,136     7,839    (3,218,625)          -       138,433
  Non-cash compensation
    expense                      -        -              -        -        9,000         -              -          -         9,000
  Net income (loss)              -        -              -        -            -    38,108                                  38,108
                              -----------------------------------------------------------------------------------------------------
Balance, February 28, 2003      50        -     36,083,774   36,083    3,322,136    45,947    (3,218,625)          -       185,541
                              -----------------------------------------------------------------------------------------------------
  SUBSCRIPTION PAYMENT FOR
    STOCK HELD IN ESCROW         -        -              -        -            -         -        225,000          -       225,000
  UNREALIZED GAIN ON
     MARKETABLE                  -        -              -        -            -         -              -          -             -
     SECURITIES                  -        -              -        -            -         -              -      1,036         1,036
  NON-CASH COMPENSATION
     EXPENSE                     -        -              -        -       12,000         -              -          -        12,000
  NET INCOME (LOSS)              -        -              -        -            -    63,198              -          -        63,198
                              -----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 29, 2004      50       $-     36,083,774  $36,083   $3,334,136  $109,145   $(2,993,625)     $1,036      $486,775
                              =====================================================================================================

See accompanying notes

                                   FRMO CORP.
                            STATEMENTS OF CASH FLOWS


                                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             FEBRUARY 29,   FEBRUARY 29,   FEBRUARY 29,
                                                                 2004           2004           2004
                                                             ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $     63,198   $     38,108   $      8,390
Adjustments to reconcile net income to net cash
 provided by operating activities:
       Amortization of research agreements                          7,725          7,359
                                                                                                  9,676
       Non-cash loss from unconsolidated subsidiary                    --            205             --
       Non-cash compensation                                       12,000          9,000
                                                             ------------------------------------------
       Changes in operating assets and liabilities:
       Other currentassets                                        (21,137)       (19,386)         1,823
       Accounts payable and accrued expenses                       10,162         12,004
                                                                                                 15,859
       Deferred income                                              5,023          4,302
                                                                                                  2,706
                                                             ------------------------------------------
Net cash provided by operating activities                          76,971         51,592         38,454
                                                             ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                                 (35,864)            --             --
Proceeds from sale of FRM NY Capital, LLC                           5,000             --             --
                                                             ------------------------------------------
Net cash used in investing activities                             (30,864)            --             --
                                                             ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment for release of stock held in escrow                       225,000             --             --
                                                             ------------------------------------------
Net cash provided by financing activities                         225,000             --             --
                                                             ------------------------------------------

Net increase in cash and cash equivalents                         271,107         51,592         38,454
Cash and cash equivalents, beginning of year                      135,003         83,411         44,957
                                                             ------------------------------------------
Cash and cash equivalents, end of year                       $    406,110   $    135,003   $     83,411
                                                             ==========================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                $         --   $         --   $         --
                                                             ==========================================
Income taxes paid                                            $     12,926   $         --   $        155
                                                             ==========================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued in consideration for the acquisition
 of research agreements                                      $         --   $         --   $     26,250
                                                             ==========================================

Common stock issued in consideration for the assignment
 of subscription revenues                                    $         --   $         --   $     54,886
                                                             ==========================================

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

2.    BASIS OF PRESENTATION

      BUSINESS ACTIVITIES OF THE COMPANY

      FRMO Corp. is an intellectual capital firm. The experience of its management has been in the analysis of public companies within a framework of identifying investment strategies and techniques that reduce risk. The business will include identification of assets, particularly in the early stages of the expression of their ultimate value, and the participation with them in ways that are calculated to increase the value of the shareholders' interest in FRMO. Such assets are expected to include, but are not limited to, those whose values and earnings are based on intellectual capital. Of the many varieties of capital upon which investors have earned returns, ranging from real estate to silicon, perhaps the highest returns on capital have been earned on intellectual capital. It is the goal of FRMO to maximize its return on this form of asset. The identification of any business opportunities will follow the process employed by Horizon Research Group to select and evaluate investment opportunities and strategies.

      Horizon Research Group was co-founded by Murray Stahl and Steven Bregman in 1994. It is an independent research firm serving primarily mutual fund managers and the hedge fund community. It provides in-depth analysis of information-poor, under-researched companies and strategies to identify the complex or overlooked situations that can offer an advantage to the investor.

      Since its new start on January 23, 2001, FRMO completed the following transactions by February 29, 2004, the close of its fiscal year:

            i. The Company invested $5,000 in FRM NY Capital, LLC, a limited liability venture capital company whereby the substantial investment of financial capital will be made by unrelated parties but where FRMO will have a carried interest based on leveraging the creative services of its personnel (its intellectual capital). This interest was inactive and the investment was sold at cost during the fiscal 2004 year.

            ii. A consulting agreement was signed effective January 1, 2001 whereby FRMO is currently receiving approximately $27,000 a year from the manager of Santa Monica Partners, LP, a director and shareholder of FRMO, for access to consultations with the Company's personnel designated by Murray Stahl and Steven Bregman. Santa Monica Partners, L.P. is a private fund, which owns 218,000 shares of common stock of FRMO.

            iii. In March 2001, FRMO acquired the research service fees that Horizon Research Group had received from The New Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid.

            iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from subscribers to The Convertible/High Yield Arbitrage Report that Horizon Research Group and another third party receive in exchange for 50 shares of Series R preferred stock. While these funds were quite small at the time of acquisition, they have advanced and management believes that they will continue to expand in future years.

            v. In February 2002, FRMO acquired a 7.71% interest in Kinetics Advisors, LLC and the Finder's Fee Share Interest (0.73%) from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics Partners and Kinetics Fund, both of which are hedge funds. While the funds were quite small at the time of acquisition, they have expanded dramatically and management believes that they will grow in future years.


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

      INVESTMENT IN FRM NY CAPITAL, LLC

      The investment in FRM NY CAPITAL, LLC represents a 7% Class B membership interest. This investment is accounted for under the cost method of accounting. This investment was liquidated in 2004, and the Company received a return of its $5,000 investment.

      INVESTMENT IN KINETICS ADVISERS, LLC

      The Company accounts for its 8.44% investment in Kinetics Advisers, LLC using the cost method of accounting at February 29, 2004. In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments in Limited Liability Companies". Under EITF 03-16, investments in limited liability companies that have separate ownership accounts for each investor greater than 3 to 5 percent should be accounted for under the equity method. Effective September 1, 2004, the Company will change its method of accounting for this investment so that it will record its pro rata share of Kinetics Advisers income (loss) each period. Had EITF 03-16 applied effective March 1, 2004, the Company's assets and pre-tax income would have been increased by $620,000 and $530,000, respectively.

      INVESTMENT IN MARKETABLE SECURITIES

      Investments in debt and equity securities are designated as trading, held-to-maturity or available-for-sale. Available-for-sale securities are reported at amounts that approximate fair value. Temporary declines in the market value of any available-for-sale security below cost are charged against stockholders' equity; meanwhile, declines deemed other than temporary are charged to earnings, resulting in the establishment of a new cost basis for the security.

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

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, and trade receivables. The Company maintains cash and cash equivalents with major financial institutions, and at times such amounts may exceed the FDIC limits.

      Trade receivables arise from consulting fees in the New York City area. For the year ended February 29, 2004, fees earned from one client, which is a related party, represented 40% of all income, and fees earned from another client represented 21% of all income. For the year ended February 28, 2003, fees earned from one client represented 40% of all income, and fees earned from another client, which is a related party, represented 24% of all income. As of February 29, 2004, trade receivables from one client comprised 83% of total trade receivables. As of February 28, 2003, trade receivables from one client comprised 51% of total trade receivables.

      ADVERTISING COSTS

      The Company's policy is to expense the cost of advertising as incurred. There were no advertising expenses for the years ended February 29, 2004 and February 28, 2003 and 2002.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale. The carrying amount of financial instruments at the Balance Sheet dates, except for the investment in unconsolidated subsidiaries, approximated their estimated fair value at those dates.

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

      COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income was $64,234 for the year ended February 29, 2004. Comprehensive income (loss) was equivalent to net income (loss) for the years ended February 28, 2003 and 2004.

      EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt were adopted by the Company beginning March 1, 2003. All other provisions were adopted after May 15, 2002. In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for the Company on January 1, 2003. The adoption of these statements did not have a material impact on the financial position, results of operations or liquidity of the Company.

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

      During the year ended February 29, 2004, the Company granted a director and former director options to acquire a total of 6,000 shares of common stock, at an exercise price of $0.40 per share, through July 17, 2008. During the year ended February 28, 2003, the Company granted an officer and two directors options to acquire a total of 36,000 shares of common stock, at an exercise price of $0.40 per share, through July 18, 2007. All options are exercisable upon issuance. The Company has elected the disclosure-only provisions of SFAS 123 in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for these options. Had the Company recorded compensation expense for the stock options based on the fair value at the date for awards, consistent with the provisions of SFAS 123, the Company's net income for the years ended February 29, 2004 and February 28, 2003 would have been reduced by approximately $2,000 ($0.00 per share) and $11,000 ($0.00 per share), respectively.

4.    INVESTMENT IN MARKETABLE SECURITIES

      During the year ended February 29, 2004, the Company acquired marketable equity securities with a cost of $35,864. The securities are classified as an available for sale investment. The carrying value at February 29, 2004 of $36,900 includes an unrealized gain of $1,036.

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                      FEBRUARY 29,   FEBRUARY 28,
                                          2004           2003
                                      ------------   ------------
       Research agreements            $    51,003    $    51,003
       Subscription revenue                26,250         26,250
                                      ------------   ------------
                                           77,253         77,253
       Less accumulated amortization       20,795         13,069
                                      ------------   ------------
       Intangible assets, net         $    56,458    $    64,184
                                      ============   ============


Amortization of intangible assets was $7,725, $7,359, and $9,676 for the years ended February 29, 2004, and February 28, 2003, and 2002, respectively. Annual amortization expense for the next five years is estimated to approximate $7,700.

6.    COMMITMENTS AND CONTINGENCIES

      As of February 29, 2004, the Company did not enter into any commitments and management believes that there were no contingencies.

7.    RECEIVABLES FROM SHAREHOLDERS FOR ISSUANCE OF COMMON STOCK

      The 34,200,000 shares of common stock of FRMO sold after the spin-off distribution date were issued to the FRM Control Group as follows:

      i. 28,800,000 shares of common stock of FRMO Corp. were issued to Peter Doyle, as Voting Trustee of 8.1% of the issued and outstanding shares of Kinetics Asset Management Inc. ("Kinetics") and Murray Stahl (the "Stahl Bregman Group") for $2,880,000, payable as set forth below. The Stahl Bregman Group includes Murray Stahl, Steven Bregman, John Meditz, Peter Doyle, Catherine Bradford, Thomas C. Ewing and Katherine Ewing. That group is in control of FRMO Corp. and together with the persons named below are the "FRM Control Group". The 28,800,000 shares were issued to the Stahl Bregman Group on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. The Stahl Bregman Group is obligated to pay to FRMO the after tax amount (fixed at 54% of the dividend) of all dividends they receive from Kinetics until the total $2,880,000 has been paid. The Stahl Bregman Group expects the $2,880,000 to be paid to FRMO in about five years. The installment payments depend on actual future dividends received from Kinetics. The Stahl Bregman Group may make additional payments at its discretion but the payment based on the Kinetics dividend is obligatory until the fixed purchase price is paid. The members of the Stahl Bregman Group have no obligation other than to pay the net dividends from Kinetics until the fixed purchase price is paid. The Stahl Bregman Group has agreed that it will not divest itself of any part of its Kinetics shares or change the character of its ownership so as to reduce the pro-rata share of the dividends it currently receives from Kinetics without, as a condition thereof, paying toward the fixed purchase price of its FRMO shares the after-tax proceeds of that part divested, as if the divestiture had not occurred. During the year ended February 29, 2004, the Stahl Bregman Group paid $200,000 of this receivable balance.

      ii. 3,600,000 shares of common stock of FRMO were issued to Lestar Partners, LLC, ("LPC") a New York Limited Liability Company owned by Lester Tanner, Secretary and a director of FRMO, together with members of his family, for $360,000 payable as set forth below. The 3,600,000 shares were issued to LPC on January 23, 2001 but are held in escrow and delivered as paid at the rate of ten cents ($.10) per share. LPC is obligated to pay to FRMO in cash an amount equal to 12.5% of each payment made by the Stahl Bregman Group until the purchase price of $360,000 is paid. During the year ended February 29, 2004, LPC paid $25,000 of this receivable balance.

      iii. 1,800,000 shares of common stock of FRMO were issued to Lawrence J. Goldstein for $18,000 paid on January 23, 2001. Mr. Goldstein is a director of FRMO and the General Partner of Santa Monica Partners, LP, a private fund, which owns 218,000 shares of common stock of FRMO.

      iv. There now remain a total of 29,936,250 shares held in escrow.

8.    NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

      Basic earnings per common share for each of the three years ended February 29, 2004 are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share for each of the three years ended February 29, 2004 are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                        FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                            2004          2003          2002
                                        ------------  ------------  ------------

      Weighted average common shares       4,840,207     3,897,524     3,889,772
      Effect of dilutive securities:
        Conversion of preferred stock         50,000        50,000        20,274
                                        ------------  ------------  ------------
      Dilutive potential shares            4,890,207     3,947,524     3,910,046
                                        ============  ============  ============


9.    INCOME TAXES

      The provision for income taxes consist of the following:

                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                        FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                            2004          2003          2002
                                        ------------  ------------  ------------

      Current:
        Federal                         $     27,130  $      8,952  $      1,497
        State                                 10,662         5,296           948
                                        ------------  ------------  ------------
      Total current                           37,792        14,248         2,445
                                        ============  ============  ============

      Deferred:
        Federal                                    -             -             -
        State                                      -             -             -
                                        ------------  ------------  ------------
      Total deferred                               -             -             -
                                        ------------  ------------  ------------
      Total                             $     37,792  $     14,248  $      2,445
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

      The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                        FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                            2004          2003          2002
                                        ------------  ------------  ------------
  Statutory federal income tax
    expense rate                              34.0 %        34.0 %        34.0 %
  Adjustment for utilization of
    lower tax brackets                       (12.5)        (19.2)        (19.0)
  State taxes, less federal tax effect         6.1           2.3           7.6
  Permanent differences                        5.8           5.8             -
  Other                                        4.0           4.3             -
                                        ------------  ------------  ------------
                                              37.4 %        27.2 %        22.6 %
                                        ============  ============  ============

11. SUPPLEMENTAL FINANCIAL INFORMATION SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           Quarter
                                         ------------------------------------------
                                           First     Second      Third     Fourth      Total
                                         ---------  ---------  ---------  ---------  ----------
YEAR ENDED FEBRUARY 29, 2004
Total revenue                            $  23,257  $  26,427  $  40,514  $  69,757  $  159,955
                                         =========  =========  =========  =========  ==========
Income from operations                   $  10,993  $   8,482  $  27,707  $  52,438  $   99,620
                                         =========  =========  =========  =========  ==========
Net income                               $   8,075  $   6,067  $  21,026  $  28,030  $   63,198
                                         =========  =========  =========  =========  ==========
Earnings per common share:
  Basic                                  $      --  $      --  $      --  $      --  $     0.01
                                         =========  =========  =========  =========  ==========
  Diluted                                $      --  $      --  $      --  $      --  $     0.01
                                         =========  =========  =========  =========  ==========
Number of shares used in computation of
  earnings per share:
  Basic                                  3,897,524  3,897,524  4,485,902  6,137,195   4,840,207
                                         =========  =========  =========  =========  ==========
  Diluted                                3,947,524  3,947,524  4,535,902  6,187,195   4,890,207
                                         =========  =========  =========  =========  ==========

YEAR ENDED FEBRUARY 28, 2003
Total revenue                            $  31,451  $  35,054  $  34,965  $   2,278  $  103,748
                                         =========  =========  =========  =========  ==========
Income (loss) from operations            $  17,566  $  17,440  $  20,876  $  (4,543) $   51,339
                                         =========  =========  =========  =========  ==========
Net income (loss)                        $  15,177  $  11,343  $  10,390  $   1,198  $   38,108
                                         =========  =========  =========  =========  ==========
Earnings (loss) per common share:
  Basic                                  $      --  $      --  $      --  $      --  $     0.01
                                         =========  =========  =========  =========  ==========
  Diluted                                $      --  $      --  $      --  $      --  $     0.01
                                         =========  =========  =========  =========  ==========
Number of shares used in computation of
  earnings per share:
  Basic                                  3,897,524  3,897,524  3,897,524  3,897,524   3,897,524
                                         =========  =========  =========  =========  ==========
  Diluted                                3,947,524  3,947,524  3,947,524  3,947,524   3,947,524
                                         =========  =========  =========  =========  ==========

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