Form 10-Q
period 2004-05-31
FRMO CORP
filed 2004-07-14
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)

                                     DELAWARE                                                              13-3754422
                  (State or other jurisdiction of incorporation                               (I.R.S. Employer Identification No.)
                                 or organization)

                       30 HAIGHTS CROSS ROAD, CHAPPAQUA, NY                                                   10414
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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 12, 2005: 36,083,774

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

                                                                                                                    Page No.

                                                PART I - FINANCIAL INFORMATION
ITEM 1.          Financial                                                                                             2
                 Statements........................................................................................    3
                 Balance Sheets - May 31, 2004 (Unaudited) and February 29, 2004 ..................................    3
                 Statements of Income (Unaudited) - Three months ended May 31, 2004 and 2003.......................    4
                 Statements of Cash Flows (Unaudited) - Three months ended May 31, 2004 and 2003...................    5
                 Notes to Financial Statements (Unaudited).........................................................    6

ITEM 2.          Management's Discussion and Analysis of Results of Operations and Financial Condition.............   10

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk........................................   10

ITEM 4.          Controls and Procedures ..........................................................................   10


                                                PART II - OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K..................................................................   11

SIGNATURES.........................................................................................................   11
CERTIFICATIONS.....................................................................................................   12

                                   FRMO CORP.
                                 BALANCE SHEETS

                                                                               MAY 31,                FEBRUARY 29,
                                                                                2004                      2004
                                                                          --------------------------------------------
                                                                             (UNAUDITED)

     ASSETS
     Current assets:
         Cash and cash equivalents                                               $  522,280                $  406,110
         Accounts receivable                                                         24,000                    41,637
         Investment in marketable securities                                         20,700                    36,900
                                                                          --------------------------------------------
     Total current assets                                                           566,980                   484,647
                                                                          --------------------------------------------

     Other assets:
         Intangible assets, net of accumulated
             amortization                                                            54,527                    56,458
                                                                          --------------------------------------------
     Total other assets                                                              54,527                    56,458
                                                                          --------------------------------------------

     Total assets                                                                $  621,507                $  541,105
                                                                          ============================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable and accrued expenses                                   $   26,885                $   20,187
         Income taxes payable                                                        29,180                    22,112
         Deferred income                                                             12,455                    12,031
                                                                          --------------------------------------------
     Total current liabilities                                                       68,520                    54,330

     Stockholders' equity:
         Preferred stock - $.001 par value;
           Authorized - 2,000,000 shares;
           Issued and outstanding - 50 shares Series R                                   --                        --
         Common stock - $.001 par value;
           Authorized - 90,000,000 shares;
           Issued and outstanding - 36,083,774 shares                                36,083                    36,083
         Capital in excess of par value                                           3,337,136                 3,334,136
         Unrealized (loss) gain on marketable securities                            (15,164)                    1,036
         Retained earnings                                                          188,557                   109,145
                                                                          --------------------------------------------
                                                                                  3,546,612                 3,480,400
         Less: Receivables from shareholders for
                      common stock issuance                                       2,993,625                 2,993,625
                                                                          --------------------------------------------
         Total stockholders' equity                                                 552,987                   486,775
                                                                          --------------------------------------------

         Total liabilities and stockholders' equity                              $  621,507                $  541,105
                                                                          ============================================


See notes to interim financial statements.

                                   FRMO CORP.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MAY 31,
                                                                       2004               2003
                                                               ----------------------------------
Revenues
      Consulting                                                   $   40,132         $   18,526
      Research fees                                                    29,262              3,730
      Subscription fees                                                 1,909              1,000
      Income from investments in
         unconsolidated subsidiaries                                   48,757                 --
                                                               ----------------------------------
      Total income                                                    120,060             23,256
                                                               ----------------------------------

Costs and expenses
      Amortization                                                      1,931              1,931
      Contributed services                                              3,000              3,000
      Accounting                                                        2,500              2,250
      Shareholder reporting                                             6,000              5,000
      Office expenses                                                     118                 --
      Other                                                                60                 82
                                                               ----------------------------------
      Total costs and expenses                                         13,609             12,263
                                                               ----------------------------------

      Income from operations                                          106,451             10,993
        Dividend income                                                11,080                276
                                                               ----------------------------------
      Income from operations before provision
        for income taxes                                              117,531             11,269
      Provision for income taxes                                       38,118              3,194
                                                               ----------------------------------

      Net income                                                   $   79,413         $    8,075
                                                               ==================================

      Basic earnings per common share                              $     0.01         $     0.00
                                                               ==================================

      Diluted earnings per common share                            $     0.01         $     0.00
                                                               ==================================

      Average shares of common stock outstanding:
      Basic                                                         6,147,524          3,897,524
                                                               ==================================

      Diluted                                                       6,197,524          3,947,524
                                                               ==================================

See notes to interim financial statements.

                                   FRMO CORP.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                                    MAY 31,
                                                                              2004            2003
                                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  79,413        $   8,075
Adjustments to reconcile net income to net cash
  provided by operating activities
     Amortization of research agreements                                       1,931            1,931
     Non-cash compensation                                                     3,000            3,000
     Changes in operating assets and liabilities:
          Other current assets                                                17,637            8,500

          Accounts payable and accrued expenses                               13,765           (7,309)
          Deferred income                                                        424             (675)
                                                                      --------------------------------
Net cash provided by operating activities and
  net increase in cash and cash equivalents                                  116,170           13,522
Cash and cash equivalents, beginning of period                               406,110          135,003
                                                                      --------------------------------

Cash and cash equivalents, end of period                                   $ 522,280        $ 148,525
                                                                      ================================

ADDITIONAL CASH FLOW INFORMATION

Interest paid                                                              $      --        $      --
                                                                      ================================
Income taxes paid                                                          $  31,050        $  12,926
                                                                      ================================


See notes to interim financial statements.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2004; results of operations for the three months ended May 31, 2004 and 2003; and cash flows for the three months ended May 31, 2004 and 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004. The balance sheet at February 29, 2004 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

Intangible assets consist of the following:

                                                  MAY 31,         FEBRUARY 29,
                                                   2004               2004
                                        -------------------------------------
Research agreements                             $  51,003         $   51,003
Subscription revenue                               26,250             26,250
                                        -------------------------------------
                                                   77,253             77,253
Less accumulated amortization                      22,726             20,795
                                        -------------------------------------
Intangible assets, net                          $  54,527         $   56,458
                                        =====================================


For each of the three months ended May 31, 2004 and 2003, amortization of intangible assets was $1,931.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MAY 31, 2004
                                   (UNAUDITED)


3.    NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the three months ended May 31, 2004 and 2003 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the three months ended May 31, 2004 and 2003, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                                       THREE MONTHS ENDED
                                                             MAY 31,
                                                    2004               2003
                                            ----------------------------------
Weighted average common shares                   6,147,524          3,897,524
Effect of dilutive securities:
  Conversion of preferred stock                     50,000             50,000
                                            ----------------------------------
Dilutive potential common shares                 6,197,524          3,947,524
                                            ==================================


4.    COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the three months ended May 31, 2004 and 2003 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $3,000 and a corresponding credit to paid-in-capital for each period.

5.    INCOME TAXES

The provision for income taxes consist of the following:

                                            THREE MONTHS ENDED
                                                  MAY 31,
                                          2004              2003
                             ------------------------------------
       Current:
         Federal                     $  28,475         $   1,954
         State                           9,643             1,240
                             ------------------------------------
       Total current                    38,118             3,194
                             ------------------------------------

       Deferred:
         Federal                            --                --
         State                              --                --
                             ------------------------------------
       Total deferred                       --                --
                             ------------------------------------

       Total                         $  38,118         $   3,194
                             ====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three months ended May 31, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 29, 2004.

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

Since its new start on January 23, 2001, FRMO completed the following transactions through May 31, 2004:

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

      iii. In March 2001 FRMO acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. From inception through Calendar 2003, it outperformed the S&P 500 Index by 68 percentage points, or in the parlance of investment professionals, by 6,800 basis points. In May 2003, The New Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds.

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

RESULTS OF OPERATIONS

2004 PERIOD COMPARED TO THE 2003 PERIOD

The Company's revenues from operations for the three months ended May 31, 2004 ("2004") were $120,100, an increase of $96,800 or 416% as compared to the three months ended May 31, 2003 ("2003"). The net increase in the three-month period was due to increases in consulting, research and subscription revenues, as well as revenue from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC) from which there was no revenue in the 2003 quarter.

Costs and expenses from operations were $13,600 during the three months ended in May 2004, an increase of $1,300 or (11%) from the comparable 2003 period. The result for the three-month period was primarily due to an increase in accounting and shareholder reporting expenses, as well as by office expenses for which there was no expense in the comparable 2003 quarter.

For the reasons noted above, the Company's net income for the three months ended May 31, 2004 increased by $71,300 to $79,400, as compared to net income of $8,100 in 2003.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on fiscal 2003 earnings, yet which had a quite measurable impact (40% of revenues) on the May 2004 quarter and has had a much more significant economic impact on FRMO. This is the investment in Kinetics Advisors, LLC, ("Kinetics Advisors"), which was acquired in February 2002 (as discussed in Part I, Item 1, under the heading Specific Business Activities, of this Form 10-K). This investment takes the form of a minority interest in Kinetics Advisors, which controls and provides investment advice to two hedge funds. Kinetics Advisors has elected to reinvest in these two funds the major portion of the fees to which it is entitled from them. As a consequence, FRMO does not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to or is required to receive them. Under generally accepted accounting principles, as they applied in fiscal 2003 and 2004, FRMO must record this investment on a cost basis, which was $0 as of May 31, 2004. However, on an economic basis, FRMO's proportional share of Kinetics Advisors' capital accounts in those funds was approximately $702,000 (pre-tax and unaudited) as of May 31, 2004. FRMO's proportional share of the increase in the value of Kinetics Advisors' capital accounts in those funds during the period, predominantly from fee income and appreciation (also pre-tax and unaudited), was approximately $81,000 during the quarter ended May 2004. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies", the Company will change its accounting policy regarding this investment effective September 1, 2004 to the equity method.

LIQUIDITY AND CAPITAL RESOURCES

The Company's activities during the three months ended May 31, 2004 resulted in an increase in cash of $116,000. This increase was due to income, after adjusting for amortization and contributed services, of $74,700, increased by $25,300 due to fluctuations in operating assets and liabilities primarily caused by timing differences. In 2002, the Company started recording non-cash compensation for contributed services from two of its executives. In 2001, those executives, who are responsible for all of the company's operations, agreed not to draw any salaries during the period of formation. There were no cash flows provided by or used in investing or financing activities during both of the three-month periods ended in 2003 and 2002. The Company expects its business to develop without the outlay of cash, since growth is expected to be a function of its intellectual property as presently represented by consulting, research and subscription fees as well as its asset-based general partner interest.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time, and the balance remaining as of May 31, 2004 of $2,993,625 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of the mutual and hedge funds.

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

                               By: __________________________________

                                    Steven Bregman
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated:  July 12, 2004