Form 10-Q
period 2004-08-31
FRMO CORP
filed 2004-10-14
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: August 31, 2004

             |_| TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-29346

                                   FRMO CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    13-3754422
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                            Identification No.)

320 MANVILLE ROAD, PLEASANTVILLE, NY                             10570
(Address of principal executive offices)                        (Zip Code)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (914) 632-6730

               --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 1, 2004: 36,088,361

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

                                                                                                  Page No.

                         PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements......................................................................... 2
       Balance Sheets - August 31, 2004 (Unaudited) and February 29, 2004 .......................... 3
       Statements of Income (Unaudited) - Three and six months ended August 31, 2004 and 2003 ...... 4
       Statements of Cash Flows (Unaudited) - Six months ended August 31, 2004 and 2003 ............ 5
       Notes to Financial Statements (Unaudited) ................................................... 6

ITEM 2 Management's Discussion and Analysis of Results of Operations and Financial Condition ....... 8

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk ..................................10

ITEM 4 Controls and Procedures .....................................................................10

                           PART II - OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders .........................................11
ITEM 6 Exhibits and Reports on Form 8-K ............................................................11

SIGNATURES .........................................................................................11
CERTIFICATIONS .....................................................................................12

                                   FRMO CORP.
                                 BALANCE SHEETS

                                                              AUGUST 31,    FEBRUARY 29,
                                                                2004            2004
                                                             --------------------------
                                                             (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                              $   527,283    $   406,110
      Accounts receivable                                         55,930         41,637
      Investments                                                221,438         36,900
                                                             --------------------------
Total current assets                                             804,651        484,647
                                                             --------------------------

Other assets:
      Intangible assets, net of accumulated
        amortization                                              56,036         56,458
                                                             --------------------------
Total other assets                                                56,036         56,458
                                                             --------------------------

Total assets                                                 $   860,687    $   541,105
                                                             ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable, accrued expenses and
        other current liabilities                            $    30,724    $    20,188
      Income taxes payable                                        62,902         22,112
      Deferred income                                             10,546         12,031
                                                             --------------------------
Total current liabilities                                        104,172         54,331

Stockholders' equity:
      Preferred stock - $.001 par value;
        Authorized - 2,000,000 shares;
        Issued and outstanding - 50 shares Series R                   --             --

      Common stock - $.001 par value;
        Authorized - 90,000,000 shares;
        Issued and outstanding - 36,088,361 and 36,083,774
          shares, respectively                                    36,088         36,084
      Capital in excess of par value                           3,343,571      3,334,135
      Unrealized gain (loss) on marketable securities            (14,426)         1,036
      Retained earnings                                          241,186        109,144
                                                             --------------------------
                                                               3,606,419      3,480,399
      Less: Receivables from shareholders for
                   common stock issuance                       2,849,904      2,993,625
                                                             --------------------------
      Total stockholders' equity                                 756,515        486,774
                                                             --------------------------

      Total liabilities and stockholders' equity             $   860,687    $   541,105
                                                             ==========================

See notes to interim financial statements.

                                   FRMO CORP.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    AUGUST 31,                AUGUST 31,
                                                 2004         2003         2004        2003
                                              -----------------------   -----------------------
Revenues
     Sub-advisory fees                        $      930   $       --   $      930   $       --

     Consulting                                   35,321       17,153       75,453       35,679
     Research fees                                20,666        7,607       49,928       11,337
     Subscription fees                             1,909        1,667        3,818        2,667
     Income from investments in
       unconsolidated subsidiaries                48,989           --       97,746           --
                                              -----------------------   -----------------------
   Total Income                                  107,815       26,427      227,875       49,683
                                              -----------------------   -----------------------
Costs and expenses
     Amortization                                  1,931        1,931        3,863        3,863
     Contributed services                          3,000        3,000        6,000        6,000
     Accounting                                    7,805        2,250       10,305        4,500
     Shareholder reporting                         6,695       10,363       13,088       15,363
     Office expenses                                 147          285          324          246
     Other                                            18          116           18          236
                                              -----------------------   -----------------------
   Total costs and expenses                       19,596       17,945       33,598       30,208
                                              -----------------------   -----------------------

   Income from operations                         88,218        8,482      194,277       19,475
      Dividend income                              1,043          198       12,123          474
                                              -----------------------   -----------------------
   Income from operations before provision
     for income taxes                             89,261        8,680      206,400       19,949
     Provision for income taxes                   36,240        2,613       74,358        5,807
                                              -----------------------   -----------------------

Net income                                    $   53,021   $    6,067   $  132,042   $   14,142
                                              ==========   ==========   ==========   ==========

Basic earnings per common share               $     0.01   $     0.00   $     0.02   $     0.00
                                              ==========   ==========   ==========   ==========

Diluted earnings per common share             $     0.01   $     0.00   $     0.02   $     0.00
                                              ==========   ==========   ==========   ==========

Average shares of common stock outstanding:
Basic                                          6,904,651    3,897,524    6,526,087    3,897,524
                                              ==========   ==========   ==========   ==========

Diluted                                        6,954,651    3,947,524    6,576,087    3,947,524
                                              ==========   ==========   ==========   ==========

See notes to interim financial statements.

                                   FRMO CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                         SIX MONTHS ENDED
                                                            AUGUST 31,
                                                         2004        2003
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 132,042    $  14,142
Adjustments to reconcile net income to net cash
  provided by operating activities
       Amortization of research agreements                3,863        3,863
       Non-cash compensation                              6,000        6,000
       Changes in operating assets and liabilities:
             Accounts receivable                        (14,293)         500
             Accounts payable and accrued expenses       51,325      (15,867)
             Deferred income                             (1,485)      (2,341)
                                                      ----------------------
Net cash provided by operating activities               177,452        6,297
                                                      ----------------------

Cash flows from investing activities
       Investment in limited partnership               (200,000)          --
                                                      ----------------------
Net cash used in investing activities                  (200,000)          --
                                                      ----------------------

Cash flows from financing activities
       Payment for release of stock held in escrow      143,721           --
                                                      ----------------------
Net cash provided by financing activities               143,721           --
                                                      ----------------------

Net increase in cash and cash equivalents               121,173        6,297
Cash and cash equivalents, beginning of period          406,110      135,003
                                                      ----------------------

Cash and cash equivalents, end of period                527,283      141,300
                                                      ======================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                         $      --    $      --
                                                      ======================
Income taxes paid                                     $  31,050    $   5,840
                                                      ======================

In June 2004, the Company issued common stock, valued at $3,440, to acquire an interest in future advisory fee revenues.

See notes to interim financial statements.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2004; results of operations for the three months and six months ended August 31, 2004 and 2003; and cash flows for the six months ended August 31, 2004 and 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004. The balance sheet at February 29, 2004 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2.    INVESTMENTS

In August 2004, FRMO made a $200,000 limited partner investment in a hedge fund known as Jordan Partners, LP. This is a value oriented fund that presently focuses on income-oriented securities and strategies. These are publicly traded securities, and the investment capital may be withdrawn on a quarterly basis. Horizon Asset Management, Inc. is a member both of the General Partner and of the Manager of Jordan Partners, LP.

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

Intangible assets consist of the following:

                                                      AUGUST 31,   FEBRUARY 29,
                                                        2004            2004
                                                      -----------------------
Research agreements                                   $51,003         $51,003
Subscription revenue                                   26,250          26,250
Sub-advisory revenue                                    3,440              --
                                                      -----------------------
                                                       80,693          77,253
Less accumulated amortization                          24,657          20,795
                                                      -----------------------
Intangible assets, net                                $56,036         $56,458
                                                      =======================

For each of the six months ended August 31, 2004 and 2003, amortization of intangible assets was $3,863.

                                   FRMO CORP.
                          NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

4.    NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the six and three months ended August 31, 2004 and 2003 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the six and three months ended August 31, 2004 and 2003, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                         AUGUST 31,              AUGUST 31,
                                     2004         2003        2004        2003
                                   ---------------------   ---------------------
Weighted average common shares     6,904,651   3,897,524   6,526,087   3,897,524
Effect of dilutive securities:
  Conversion of preferred stock       50,000      50,000      50,000      50,000
                                   ---------------------   ---------------------
Dilutive potential common shares   6,954,651   3,947,524   6,576,087   3,947,524
                                   =====================   =====================

5.    COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the six months ended August 31, 2004 and 2003 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $6,000 and a corresponding credit to paid-in-capital for each period.

6.    INCOME TAXES

The provision for income taxes consists of the following:

                                                          SIX MONTHS ENDED
                                                              AUGUST 31,
                                                      2004                2003
                                                     ---------------------------
Current:
  Federal                                            $57,334             $ 3,554
  State                                               17,024               2,253
                                                     ---------------------------
Total current                                         74,358               5,807
                                                     ---------------------------

Deferred:
  Federal                                                 --                  --
  State                                                   --                  --
                                                     ---------------------------
Total deferred                                            --                  --
                                                     ---------------------------

Total                                                $74,358             $ 5,807
                                                     ===========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three and six months ended August 31, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 29, 2004.

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

Since its new start on January 23, 2001, FRMO completed the following transactions through August 31, 2004:

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

      iii. In March 2001 FRMO acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000. From inception through Calendar 2003, it outperformed the S&P 500 Index by 68 percentage points, or in the parlance of investment professionals, by 6,800 basis points. In August 2003, The New Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds.

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

      vi. On June 1, 2004, FRMO acquired a one-third interest in the advisory fee revenue that Horizon Asset Management, Inc. receives from the Lehman Brothers Manager Access Program, in exchange for 4,587 shares of FRMO Corp. common stock. Under this program, Horizon Asset Management provides investment advisory services to certain Lehman Brothers clients, the fees being calculated on the basis of assets under management. While the revenues were quite modest at the time of acquisition, they are expanding and management believes that the future scale of these revenues could be substantially greater.

RESULTS OF OPERATIONS

2004 PERIOD COMPARED TO THE 2003 PERIOD

The Company's revenues from operations for the three months ended August 31, 2004 ("2004") were $107,800, an increase of $81,400, or 308%, as compared to the three months ended August 31, 2003 ("2003"). The increase in the three-month period was due to increases in consulting, research and subscription revenues, as well as revenue from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC) and from sub-advisory fees (the Lehman Brothers program) from which there was no revenue in the 2003 quarter. The Company's revenues from operations for the six months ended August 31, 2004 ("2004") were $227,900, an increase of $178,200, or 359%, as compared to the six months ended August 31, 2003 ("2003"). The increase in the six-month period was attributable to increases in consulting, research and subscription fees, as well as revenue from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC) and from sub-advisory fees (the Lehman Brothers program) from which there was no revenue in the 2003 period.

Costs and expenses from operations were $19,600 during the three months ended in August 2004, an increase of $1,700 or (10%) from the comparable 2003 period. During the six-month period ended in 2004, costs and expenses increased by $3,400 (11%) to $33,600. The result for the three-month period was primarily due to an increase in accounting expenses, partially offset by a decline in shareholder reporting expenses. The increase for the six months ended in 2004 was primarily due to an increase in accounting expenses, somewhat offset by a decrease in shareholder reporting expenses.

For the reasons noted above, the Company's net income for the three months ended August 31, 2004 increased by $46,900 to $53,000, as compared to net income of $6,100 in 2003. For the same reasons, net income for the six months ended August 31, 2003 was $132,000, as compared to net income of $14,100 for the same period in 2003.

Some discussion is required with respect to an asset that is presently carried at zero cost on the FRMO balance sheet and which had a negligible accounting impact on fiscal 2003 earnings, yet which had a large impact on revenues (43% of the total) during the first half of the fiscal 2004, and which has had a much more significant economic impact on the value of FRMO. This is the investment in Kinetics Advisors, LLC, ("Kinetics Advisors") that was acquired in February 2002 (as discussed in the preceding Overview). This investment takes the form of a minority interest in Kinetics Advisors, which controls and provides investment advice to two hedge funds. Kinetics Advisors has elected to reinvest in these two funds the major portion of the fees to which it is entitled from them. As a consequence, FRMO does not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to or is required to receive them. Under generally accepted accounting principles, as they applied in fiscal 2003 and 2004, FRMO must record this investment on a cost basis, which was $0 as of August 31, 2004. However, on an economic basis, FRMO's proportional share of Kinetics Advisors' capital accounts in those funds was approximately $1.07 million (pre-tax and unaudited) as of August 31, 2004. FRMO's proportional share of the increase in the value of Kinetics Advisors' capital accounts in those funds during the period, predominantly from fee income and appreciation (also pre-tax and unaudited), was approximately $369,000 during the six months ended August 2004. In accordance with EITF 03-16, "Accounting for Investments in Limited Liability Companies", the Company will change its accounting policy regarding this investment effective September 1, 2004 to the equity method.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities during the six months ended August 31, 2004 resulted in an increase in cash of $177,500. This increase was due to income, after adjusting for amortization and contributed services, of $141,900, increased by $35,600 due to fluctuations in operating assets and liabilities primarily caused by timing differences. Cash used in investing activities for the six months ended August 31, 2004 was $200,000, representing the Company's investment in a limited partnership interest in a hedge fund known as Jordan Partners, LP. Cash provided by financing activities approximated $143,700, representing payments from shareholders for common shares held in escrow. The Company expects its business to develop without the outlay of cash, since growth is expected to be a function of its intellectual property as presently represented by consulting, research, subscription and sub-advisory fees as well as its asset-based general partner interest.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company accounts for its 8.44% investment in Kinetics Advisers, LLC using the cost method of accounting at February 29, 2004. In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments In Limited Liability Companies". Under EITF 03-16, investments in limited liability companies that have separate ownership accounts for each investor greater than 3 to 5 percent should be accounted for under the equity method. Effective September 1, 2004, the Company will change its method of accounting for this investment so that it will record its pro rata share of Kinetics Advisers income (loss) each period. Had EITF 03-16 applied effective March 1, 2004, the Company's assets and pre-tax income would have been increased by $1,071,300 and $450,600, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time, and the balance remaining as of August 31, 2004 of $2,849,904 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of the mutual and hedge funds.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 15, 2004, the persons elected as directors of the Company and the voting for such persons were as follows:

Name                                        Votes For
----                                        ----------
Murray Stahl                                27,364,167
Steven Bregman                              27,264,167
Peter Doyle                                 27,364,167
Lawrence J. Goldstein                       27,364,167
Allan Kornfeld                              27,364,167
Lester Tanner                               27,363,968

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

                                 FRMO CORP.

                                By: /s/ Steven Bregman
                                -------------------------------------
                                    Steven Bregman
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: October 14, 2004