Form 10-Q
period 2004-11-30
FRMO CORP
filed 2005-02-17
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: November 30, 2004

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

                        --------------------------------

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at December 7, 2004: 36,088,361

                                   FRMO CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004


                                                                                                      Page No.
                                                                                                      --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements........................................................................    2
          Balance Sheets - November 30, 2004 (Unaudited) and February 29, 2004 .......................    3
          Statements of Income (Unaudited) - Three and nine months ended November 30, 2004 and 2003...    4
          Statements of Cash Flows (Unaudited) - Nine months ended November 30, 2004 and 2003 ........    5
          Notes to Financial Statements (Unaudited) ..................................................    6

ITEM 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.......    9

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk .................................   11

ITEM 4.   Controls and Procedures ....................................................................   11


                           PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ...........................................................   12

SIGNATURES  ..........................................................................................   12
CERTIFICATIONS  ......................................................................................   13

                                   FRMO CORP.
                                 BALANCE SHEETS

                                                          NOVEMBER 30,   FEBRUARY 29,
                                                             2004           2004
                                                        ----------------------------
                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                           $   560,127      $   406,110
    Accounts receivable                                      87,799           41,637
    Investments                                             240,936           36,900
                                                        ----------------------------
Total current assets                                        888,862          484,647
                                                        ----------------------------

Other assets:
    Investment in unconsolidated subsidiary*              1,098,532          613,925
    Intangible assets, net of accumulated
      Amortization                                           53,760           56,458
                                                        ----------------------------
Total other assets                                        1,152,292          670,383
                                                        ----------------------------

Total assets                                            $ 2,041,154      $ 1,155,030
                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable, accrued expenses and
      other current liabilities                         $    24,915      $    20,188
    Income taxes payable                                     87,884           22,452
    Deferred income                                          17,969           12,031
                                                        ----------------------------
Total current liabilities                                   130,768           54,671
Deferred income taxes payable                               439,000          245,000
                                                        ----------------------------
Total Liabilities                                           569,768          299,671
                                                        ----------------------------

Stockholders' equity:
    Preferred stock - $.001 par value;
      Authorized - 2,000,000 shares;
      Issued and outstanding - 50 shares Series R                --               --
    Common stock - $.001 par value;
      Authorized - 90,000,000 shares;
      Issued and outstanding - 36,088,361 and
        36,083,774 shares, respectively                      36,088           36,084
    Capital in excess of par value
                                                          3,346,571        3,334,135
    Unrealized gain on other current assets                  10,731               --
    Unrealized gain (loss) on marketable
    securities                                              (14,602)           1,036
    Retained earnings                                       942,502          477,729
                                                        ----------------------------
                                                          4,321,290        3,848,984
    Less: Receivables from shareholders for
                 common stock issuance                    2,849,904        2,993,625
                                                        ----------------------------
Total stockholders' equity                                1,471,386          855,359
                                                        ----------------------------

Total liabilities and stockholders' equity              $ 2,041,154      $ 1,155,030
                                                        ============================

* Investment in unconsolidated subsidiary at November 30, 2004 and February 29, 2004 has been increased by $1,098,532 and $613,925 for the retroactive application of EITF 03-16, which requires the equity method of accounting for the Company's investment in Kinetics Advisers, LLC.

See notes to interim financial statements.

                                   FRMO CORP.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    NOVEMBER 30,             NOVEMBER 30,
                                              -----------------------   -----------------------
                                                 2004        2003(a)       2004        2003(a)
                                              ----------   ----------   ----------   ----------
Revenues
   Sub-advisory fees                          $       --   $       --   $      930   $       --
   Consulting                                     23,195       27,907       98,648       63,586
   Research fees                                  25,621        9,496       75,549       20,833
   Subscription fees                               1,909        3,111        5,728        5,778
   Income from investments in
     unconsolidated subsidiaries                 368,238       69,909      613,420      334,200
                                              -----------------------   -----------------------
  Total Income                                   418,963      110,423      794,275      424,397
                                              -----------------------   -----------------------
Costs and expenses
   Amortization                                    2,275        1,931        6,138        5,794
   Contributed services                            3,000        3,000        9,000        9,000
   Accounting                                      2,500        2,250       12,805        6,750
   Shareholder reporting                           7,578        5,000       21,673       20,363
   Office expenses                                   457          234          782          480
   Other                                              23          371           41          606
                                              -----------------------   -----------------------
  Total costs and expenses                        15,833       12,786       50,439       42,993
                                              -----------------------   -----------------------

  Income from operations                         403,130       97,637      743,836      381,404
    Dividend income                                1,815          273       13,937          747
                                              -----------------------   -----------------------
  Income from operations before provision
    for income taxes                             404,945       97,910      757,773      382,151
   Provision for income taxes                    159,859       36,964      292,943      146,680
                                              -----------------------   -----------------------

Net income                                    $  245,086   $   60,946   $  464,830   $  235,471
                                              =======================   =======================

Basic earnings per common share               $     0.03   $     0.01   $     0.07   $     0.06
                                              =======================   =======================

Diluted earnings per common share             $     0.03   $     0.01   $     0.07   $     0.06
                                              =======================   =======================

Average shares of common stock outstanding:
Basic                                          7,589,321    4,485,902    6,576,087    4,093,650
                                              =======================   =======================

Diluted                                        7,678,703    4,552,056    6,658,051    4,150,665
                                              =======================   =======================

(a) Prior period amounts have been restated to reflect the Company's equity income from its investment in Kinetics Advisers, LLC.

See notes to interim financial statements.

                                   FRMO CORP.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                          NOVEMBER 30,
                                                                     2004(a)       2003(a)
                                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 464,830     $ 235,471
Adjustments to reconcile net income to net cash
  provided by operating activities
     Income from investment in unconsolidated subsidiary            (613,420)     (334,200)
     Deferred income taxes                                           194,000       134,000
     Amortization of research agreements                               6,138         5,794
     Non-cash compensation                                             9,000         9,000
     Changes in operating assets and liabilities:
        Accounts receivable                                          (46,162)        7,687
        Accounts payable and accrued expenses                         70,102       (11,350)
        Deferred income                                                5,938        (5,453)
                                                                   -----------------------
Net cash provided by operating activities                             90,426        40,949
                                                                   -----------------------

Cash flows from investing activities
     Distributions from investment in unconsolidated subsidiary      128,813            --
     Investment in limited partnership                              (200,000)           --
     Purchase of marketable equity securities                         (8,943)           --
                                                                   -----------------------
Net cash used in investing activities                                (80,130)           --
                                                                   -----------------------

Cash flows from financing activities
     Payment for release of stock held in escrow                     143,721       178,520
                                                                   -----------------------
Net cash provided by financing activities                            143,721       178,520
                                                                   -----------------------

Net increase in cash and cash equivalents                            154,017       219,469
Cash and cash equivalents, beginning of period                       406,110       135,003
                                                                   -----------------------

Cash and cash equivalents, end of period                           $ 560,127     $ 354,472
                                                                   =======================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                      $      --     $      --
                                                                   =======================
Income taxes paid                                                  $  31,050     $   3,590
                                                                   =======================

InJune 2004, the Company issued common stock, valued at $3,440, to acquire an interest in future advisory fee revenues.

(a) Prior period amounts have been restated to reflect the Company's equity income from its investment in Kinetics Advisers, LLC.

See notes to interim financial statements.

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2004; results of operations for the three months and nine months ended November 30, 2004 and 2003; and cash flows for the nine months ended November 30, 2004 and 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004.

As indicated in Note 2, below, prior period financial statements have been restated to reflect the Company's change in accounting to the equity method for its investment in Kinetics Advisers, LLC. The balance sheet at February 29, 2004 was derived from the audited financial statements as of that date as restated. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2.       INVESTMENTS

In February 2002, FRMO acquired an interest in Kinetics Advisors, LLC, now 8.4%. Pursuant to a new accounting rule (EITF 03-16), and as noted on page 10 of the Company's 10-Q Report for the Quarterly Period Ended August 31, 2004, effective September 1, 2004 the Company has changed its accounting policy regarding its investment in Kinetics Advisors, LLC to the equity method. As a result, all prior periods have been restated as if this accounting rule had been in effect since the interest was acquired. Kinetics Advisors, LLC has a December 31 fiscal year, so that the nine months ended November 30, 2004 for the Company includes the Company's share of the income of Kinetics Advisors, LLC for the nine months ended September 30, 2004. The effect of the change for the three and nine month periods ended November 30, 2004, was to increase net income by $202,312 ($0.03 per diluted share) and $290,664 ($0.04 per diluted share), respectively. The financial statements for the three and nine months ended November 30, 2003 have been restated for the change that resulted in an increase in net income by $39,899 ($0.01 per diluted share) and $200,282 ($0.05 per diluted share), respectively. Retained earnings as of the beginning of fiscal year 2005 have been increased by $369,000 for the effect of retroactive application of the equity method. At November 30, 2004 and 2003, the Company's share of he underlying net assets of Kinetics Advisors, LLC exceeded the investment by $1,098,532 and $613,925, respectively.

Following is a summary of the unaudited financial position and results of operations of Kinetics Advisers, LLC:

                                        SEPTEMBER 30,
                                    2004              2003
                              --------------------------------
Investments                    $16,347,526        $5,016,733
Other assets                       614,843             1,376
Liabilities                     (3,925,536)         (276,547)
Members' equity                $13,036,833        $4,741,562


                        THREE MONTHS ENDED                NINE MONTHS ENDED
                           SEPTEMBER 30,                    SEPTEMBER 30,
                            2004       2003                 2004         2003
                      ------------- ---------- ------ ------------- ------------
Net income              $4,001,379   $829,640           $5,751,085   $3,966,119


In August 2004, FRMO made a $200,000 limited partner investment (100%) in a hedge fund known as Jordan Partners, LP. This is a value oriented fund that presently focuses on income-oriented securities and strategies, with an objective of providing double-digit returns in a relatively steady-state fashion. These are publicly traded securities, and the investment capital may be withdrawn on a quarterly basis. Horizon Asset Management, Inc. is a member of both the General Partner and the Manager of Jordan Partners, LP.

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

SUB-ADVISORY REVENUES

 In June 2004, acquired a one-third interest in the advisory fee revenue that Horizon Asset Management, Inc. receives from the Lehman Brothers Manager Access Program, in exchange for 4,587 shares of FRMO Corp. common stock. The value of the shares issued in this transaction was $3,440. The Company is amortizing the cost of the Sub-Advisory Revenue interest over five years using the straight-line method.

Intangible assets consist of the following:

                                            NOVEMBER 30,   FEBRUARY 29,
                                                2004           2004
                                       -------------------------------
Research agreements                         $  51,003      $   51,003
Subscription revenue                           26,250          26,250
Sub-advisory revenue                            3,440               -
                                       -------------------------------
                                               80,693          77,253
Less accumulated amortization                  26,933          20,795
                                       -------------------------------
Intangible assets, net                      $  53,760       $  56,458
                                       ===============================

For the nine months ended November 30, 2004 and 2003, amortization of intangible assets was $6,138 and $5,794, respectively.


4.       NET INCOME PER COMMON SHARE AND PER COMMON SHARE EQUIVALENT

Basic earnings per common share for the nine and three months ended November 30, 2004 and 2003 are calculated by dividing net income by weighted average common shares outstanding during the period. Diluted earnings per common share for the nine and three months ended November 30, 2004 and 2003, are calculated by dividing net income by weighted average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                NOVEMBER 30,                      NOVEMBER 30,
                                             2004           2003                2004         2003
                                      -----------------------------       --------------------------
Weighted average common shares            7,589,321      4,485,902           6,576,087    4,093,650
Effect of dilutive securities:
   Conversion of preferred stock             50,000         50,000              50,000       50,000
   Exercise of stock options                 39,382         16,154              31,964        7,015
                                      -----------------------------       --------------------------
Dilutive potential common shares          7,678,703      4,552,056           6,658,051    4,150,665
                                      =============================       ==========================

5.       COMPENSATION FOR CONTRIBUTED SERVICES

Two officers/shareholders performed services for the Company during the nine months ended November 30, 2004 and 2003 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $9,000 and a corresponding credit to paid-in-capital for each period.


6.       INCOME TAXES

The provision for income taxes consists of the following:

                      THREE MONTHS ENDED                NINE MONTHS ENDED
                         NOVEMBER 30,                      NOVEMBER 30,
                      2004           2003              2004           2003
                 ---------------------------    -----------------------------
Current:
  Federal          $  20,000       $  7,000         $  84,000      $  10,000
  State                5,859          1,964            14,943          2,680
                 ---------------------------    -----------------------------
Total current         25,859          8,964            98,943         12,680
                 ---------------------------    -----------------------------

Deferred:
  Federal            114,000         24,000           165,000        114,000
  State               20,000          4,000            29,000         20,000
                 ---------------------------    -----------------------------
Total deferred       134,000         28,000           194,000        134,000
                 ---------------------------    -----------------------------

Total              $ 159,859      $  36,964        $  292,943     $  146,680
                 ===========================    =============================

Deferred   taxes  have  been  provided  on  the   undistributed   income  of  an
unconsolidated subsidiary at 40% as if such income had been received in the current period.


7.       COMPREHENSIVE INCOME

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income approximated net income for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, capital requirements and the Company's future business plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are changes in the financial markets, which affect investment managers, investors, mutual funds and the Company's consulting clients, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited Financial Statements for the three and nine months ended November 30, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 29, 2004.

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

Since its new start on January 23, 2001, FRMO completed the following transactions through November 30, 2004:

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

    iii. In March 2001 FRMO acquired the research service fees that Horizon Research Group had received from The Kinetics Paradigm Fund in exchange for 80,003 shares of FRMO common stock. Management believes that the growth of that Fund in the current fiscal year and future years will increase the current level of research fees for which the stock consideration was paid. The Paradigm Fund outperformed the S&P 500 Index by approximately 13 percentage points in its first fiscal year of operation, Calendar 2000, and returned 21% during Calendar 2004. From inception through Calendar 2004, it outperformed the S&P 500 Index by 78 percentage points, or in the parlance of investment professionals, by 7,800 basis points. In August 2003, The New Paradigm Fund was assigned a five-star rating by Morningstar, Inc., the fund rating service. This is Morningstar's highest rating and is often the basis on which mutual fund investors seek to select funds.

    iv. In October 2001, FRMO acquired a 2% interest in the subscription revenues from The Capital Structure Arbitrage Report that Horizon Research Group and another third party receive, in exchange for 50 shares of Series R preferred stock. While the subscriptions were minimal at the time, they have advanced and management believes that they will continue to expand in future years.

    v. In February 2002, FRMO acquired an interest in Kinetics Advisors, LLC, now 8.4%, and the Finder's Fee Share Interest from the Stahl Bregman Group, in exchange for 315 shares of FRMO common stock. Kinetics Advisors, LLC controls and provides investment advice to Kinetics
         Partners, LP, a hedge fund and to Kinetics Fund, Inc., an offshore version of Kinetics Partners. While these funds were quite small at the time of acquisition, they have expanded significantly and management believes that they will continue to grow in future years. During its first year of operation in 2000, and in 2001, Kinetics Partners returned 23.7 and 21.6 percentage points more than the S&P 500 Index, net of management and incentive fees. In 2002, it outperformed the S&P 500 Index by 33 percentage points. In Calendar 2003 and 2004, it outperformed the S&P 500 Index by a further 23 percentage points and, according to preliminary figures, 6 percentage points, respectively. On a cumulative basis, over the 4-year 4-month period from inception through year-end 2004, the Kinetics Partners Fund has returned 124%, whereas the S&P 500 Index has lost (15%).

    vi. On June 1, 2004, FRMO acquired a one-third interest in the advisory fee revenue that Horizon Asset Management, Inc. receives from the Lehman Brothers Manager Access Program, in exchange for 4,587 shares of FRMO Corp. common stock. Under this program, Horizon Asset Management provides investment advisory services to certain Lehman Brothers clients, the fees being calculated on the basis of assets under management. While assets under management were quite modest at the time of acquisition, they have expanded significantly and exceeded $100 million as of December 31, 2004. Management believes that they will continue to expand in future years. The five-year investment returns of the strategy utilized by this program, through December 2004, amount to about 14% per year versus the approximately 2% annualized loss for the S&P 500 Index over the same period.

RESULTS OF OPERATIONS

2004 PERIOD COMPARED TO THE 2003 PERIOD

The Company's revenues from operations for the three months ended November 30, 2004 ("2004") were $418,963, an increase of $308,540, as compared to $110,423 for the three months ended November 30, 2003 ("2003"). The increase in the three-month period was due principally to an increase in revenue from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC); see Note 2, "Investments", above. The Company's revenues from operations for the nine months ended November 30, 2004 ("2004") were $794,275, as compared to $424,397 for the nine months ended November 30, 2003 ("2003"). The increase in the nine-month period was principally attributable to the increase in income from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC).

Costs and expenses from operations were $15,833 during the three months ended in November 2004, an increase of $3,047 (or 24%) from the comparable 2003 period. During the nine-month period ended in 2004, costs and expenses increased by $7,446 (17%) to $50,439. The result for the three-month period was primarily due to an increase in accounting expenses. The increase for the nine months ended in 2004 was primarily due to increases in accounting expenses and shareholder reporting expenses.

For the reasons noted above as well as an adjustment for income tax expense, the Company's net income for the three months ended November 30, 2004 increased by $184,140 to $245,086, as compared to net income of $60,946 in 2003. For the same reasons, net income for the nine months ended November 30, 2004 was $464,830, as compared to net income of $235,471 for the same period in 2003.

Some discussion is required with respect to an asset which, by reason of a change in the method of accounting, as discussed in Note 2 above, has had a large impact on the FRMO financial statements. This is the minority interest in Kinetics Advisors, LLC, acquired by the Company in February 2002, which controls and provides investment advice to several mutual and hedge funds. Kinetics Advisors has elected to reinvest in two of the funds the major portion of the fees to which it is entitled from them. As a consequence, FRMO does not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to or is required to receive them. Under generally accepted accounting principles, as they applied in fiscal 2003 and 2004, FRMO recorded this investment on a cost basis, which was $0. As of November 30, 2004, the Company has applied the equity method for this report and restated prior periods to reflect the equity method. This is in accordance with the new accounting rule EITF 03-16, "Accounting for Investments in Limited Liability Companies."

Another asset whose impact on the Company's earnings was negligible during the three and nine months ended November 2004, yet which will have a more significant impact in future periods, is the sub-advisory fee revenue interest in the Lehman Brothers program. Based upon the amount of assets in this program as of January 2005, the level of annual revenues that would be due to the Company exceeds $150,000, although this is received and recognized quarterly and with a lag since fees are paid in arrears.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities during the nine months ended November 30, 2004 resulted in an increase in cash of $154,017. This increase was due to $90,426 of net cash provided by operations plus the $143,721 provided by financing activities, less the $80,130 used in investing activities. Net cash used in investing activities for the nine months ended November 30, 2004 was $80,130, representing the Company's investment in a limited partnership interest in a hedge fund known as Jordan Partners, LP and in marketable equity securities, less distributions received from Kinetics Advisors, LLC. Cash provided by financing activities was $143,721, representing payments from shareholders for common shares held in escrow. The Company expects its business to develop without the outlay of cash, since growth is expected to be a function of its intellectual property as presently represented by consulting, research, subscription and sub-advisory fees as well as its asset-based general partner interest.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

The Company previously accounted for its 8.4% investment in Kinetics Advisers, LLC using the cost method of accounting at February 29, 2004. In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments In Limited Liability Companies". Under EITF 03-16, investments in limited liability companies that have separate ownership accounts for each investor greater than 3 to 5 percent should be accounted for under the equity method. Effective September 1, 2004, the Company has changed its method of accounting for this investment so that it now records its pro rata share of Kinetics Advisers income (loss) each period. In addition, certain amounts in prior period financial statements have been adjusted for the retroactive application of the equity method since the inception of the Company's investment in Kinetics Advisers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 23, 2001 the Company issued 34,200,000 shares of $.001 par value stock for $3,258,000. Only $39,375 was paid for at the time, and the balance remaining as of November 30, 2004 of $2,849,904 will be paid to the Company as set forth in Item 1 of Form 10-K for the year ended February 28, 2001. The
Company's market risk arises principally from the obligations of the shareholders to pay for the shares of common stock of the Company based on dividends from outside sources and the income generated from the management of the mutual and hedge funds. The carrying value of the investment in Kinetics Advisors is affected by the markets in which the hedge funds it manages invests.

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

Dated:  February 17, 2005