Form 10-K/A
period 2004-02-29
FRMO CORP
filed 2005-05-04
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant at May 20, 2004 was $902,108.

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

                                   Form 10-K/A
                             Amendment No. 1 for the
                          Annual Report for the Fiscal
                          Year Ended February 29, 2004

                        This Amendment No. 1 is filed to:

      (a) provide the required signatures in the registrant's electronic submission; and

      (b) amend Note 11 at page F-16 to restate the first, second and third quarters of the fiscal year ended February 28, 2003 as noted in the paragraph at the bottom of page F-16.

                                   FRMO CORP.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

                                                                                                          Page No.
                                                                                                          --------
PART I

Item 1.         Business....................................................................................  1
Item 2.         Properties..................................................................................  4
Item 3.         Legal Proceedings...........................................................................  4
Item 4.         Submission of Matters to a Vote of Security Holders and Other Information...................  4

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.......................  5
Item 6.         Selected Financial Data.....................................................................  6
Item 7.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations....................................................................  7
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk .................................  10
Item 8.         Financial Statements and Supplementary Data................................................   10
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure ....................................................................  10

PART III

Item 10.        Directors and Executive Officers of the Registrant..........................................  10
Item 11.        Executive Compensation......................................................................  10
Item 12.        Security Ownership of Certain Beneficial Owners and Management..............................  11
Item 13.        Certain Relationships and Related Transactions..............................................  11
Item 14.        Principal Accountants Fees and Services   ..................................................  11

PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K ..........................  12

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

     FISCAL PERIOD                                            COMMON STOCK
     -------------                                            ------------
                                                          HIGH BID       LOW BID
                                                          --------       -------
     2003
     ----
     1st        Fiscal Quarter ( 3/1/02 -  5/31/02)        $  0.65      $   0.40
     2nd        Fiscal Quarter ( 6/1/02 -  8/31/02)           0.41          0.25
     3rd        Fiscal Quarter ( 9/1/02 - 11/30/02)           0.25          0.20
     4th        Fiscal Quarter (12/1/02 -  2/28/03)           0.22          0.20


     2004
     ----
     1st        Fiscal Quarter ( 3/1/03 -  5/31/03)        $  0.21      $   0.20
     2nd        Fiscal Quarter ( 6/1/03 -  8/31/03)           1.01          0.20
     3rd        Fiscal Quarter ( 9/1/03 - 11/30/03)           0.70          0.45
     4th        Fiscal Quarter (12/1/03 -  2/29/04)           0.70          0.51

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

                                    FRMO Corp
                      Selected Consolidated Financial Data

                                                                  Fiscal Year Ended
                                             --------------------------------------------------------------
                                             February 29,     February 28,     February 28,     February 28,
                                                 2004             2003            2002              2001
                                             -----------      -----------      -----------      -----------
Income Statement Data:
      Total Revenue                          $   159,955      $   103,748      $    68,785      $     3,600
      Costs and expenses                          60,335           52,409           59,254            4,151
                                             -----------      -----------      -----------      -----------
Net Ordinary Income                               99,619           51,339            9,531             (551)
Other income                                       1,370            1,017            1,304               --
                                             -----------      -----------      -----------      -----------
Income (loss) from operations before
  provision for income taxes                     100,990           52,356           10,835             (551)
Provision for income taxes                        37,792           14,248            2,445               --
                                             -----------      -----------      -----------      -----------
Net Income                                   $    63,198      $    38,108      $     8,390      $      (551)
                                             ===========      ===========      ===========      ===========
Earnings per common share:
      Basic earnings per common share        $      0.01      $      0.01      $        --      $        --
      Diluted earnings per common share      $      0.01      $      0.01      $        --      $        --
Number of shares used in computation of
  basic and diluted earnings per share:
      Basic                                    4,840,207        3,897,524        3,899,772        1,998,616
                                             ===========      ===========      ===========      ===========
      Diluted                                  4,890,207        3,947,524        3,910,046        1,998,616
                                             ===========      ===========      ===========      ===========

                                    FRMO Corp
                Selected Consolidated Financial Data (continued)

                                           As of           As of
                                        February 29,    February 28,    February 28,    February 28,
                                            2004            2003            2002            2001
                                         ----------      ----------      ----------      ----------
Balance Sheet Data:
      Working Capital                    $  430,316      $  116,561      $   61,890      $   43,824
                                         ==========      ==========      ==========      ==========
      Total Assets                       $  541,105      $  224,687      $  161,068      $   52,894
                                         ==========      ==========      ==========      ==========
      Long-term Debt                     $       --      $       --      $       --      $       --
                                         ==========      ==========      ==========      ==========
      Shareholders' Equity               $  486,774      $  185,745      $  138,433      $   48,824
                                         ==========      ==========      ==========      ==========
      Book Value per Share               $     0.08      $     0.05      $     0.04      $     0.02
                                         ==========      ==========      ==========      ==========
      Common Shares Outstanding (1)       6,197,524       3,897,524       3,890,087       1,998,616


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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules And Exhibits

(1)   Financial Statements:

Index to Financial Statements and Schedules................................. F-1
Report of Holtz Rubenstein & Co., LLP....................................... F-2
Balance Sheets - February 29, 2004 and February 28, 2003.................... F-3
Statements of Operations -
   Years ended February 29, 2004, February 28, 2003 and February 28, 2002... F-4 Statement of Stockholders' Equity -
   Years ended February 29, 2004, February 28, 2003 and February 28, 2002... F-5 Statements of Cash Flows -
   Years ended February 29, 2004, February 28, 2003 and February 28, 2002... F-6
Notes to Financial Statements  ............................................. F-7

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

----------
      *     Previously filed

(b)   Reports on Forms 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2004.

                                    FRMO CORP.

                                By: /s/ Steven Bregman
                                    --------------------------------------------
                                    Steven Bregman
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 2004.


Signature                                       Title
---------                                       -----


/s/ Murray Stahl
------------------------------                  Chairman of the Board
    Murray Stahl                                (Principal Executive Officer)


/s/ Steven Bregman
------------------------------                  President, Director
    Steven Bregman


/s/ Lester Tanner
------------------------------                  Secretary, Director
    Lester Tanner


/s/ Allan Kornfeld
------------------------------                  Director
    Allan Kornfeld


/s/ Peter Doyle
------------------------------                  Director
    Peter Doyle

                                   FRMO Corp.
                          Index to Financial Statements


This Index................................................................   F-1
Report of Independent Auditors ...........................................   F-2
Balance Sheets --
   As of February 29, 2004 and February 28, 2003..........................   F-3
Statements of Operations --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 .................................................   F-4
Statement of Stockholders' Equity --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 .................................................   F-5
Statements of Cash Flows --
   Years Ended February 29, 2004, February 28, 2003
   and February 28, 2002 .................................................   F-6

Notes to Financial Statements.............................................   F-7



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


                         /s/ HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
May 17, 2004

                                                 FRMO Corp.
                                               Balance Sheets


                                                    February 29,   February 28,
                                                        2004           2003
                                                    ---------------------------

Assets
Current assets:
   Cash and cash equivalents                        $  406,110       $  135,003
   Accounts receivable                                  41,637           20,500
   Investment in marketable securities                  36,900               --
                                                    ---------------------------
Total current assets                                   484,647          155,503
                                                    ---------------------------

Other assets:
   Intangible assets, net                               56,458           64,184
   Investments in unconsolidated subsidiaries
                                                            --            5,000
                                                    ---------------------------
Total other assets                                      56,458           69,184
                                                    ---------------------------

Total assets                                        $  541,105       $  224,687
                                                    ===========================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses            $   20,187       $   20,551
   Income taxes payable                                 22,112           11,587
   Deferred income                                      12,031            7,008
                                                    ---------------------------
Total current liabilities                               54,330           39,146
                                                    ---------------------------

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
                                                    ==========================

See accompanying notes.

                                              FRMO Corp.
                                         Statements of Income

                                                 Year ended       Year ended        Year ended
                                                February 29,     February 28,      February 28,
                                                    2004             2003              2002
                                                 -----------      -----------       -----------
Revenues
      Consulting                                 $    84,022      $    87,839       $    56,763
      Research Fees                                   33,130           12,438             8,041
      Subscriptions                                    8,606            3,676             3,018
      Investments                                     34,197             (205)              963
                                                 ----------------------------------------------
      Total Income                                   159,955          103,748            68,786
                                                 ----------------------------------------------
Costs and expenses
      Amortization                                     7,725            7,359             9,676
      Accounting                                       9,250            7,030             6,100
      Shareholder reporting                           26,363           23,775            36,588
      Office expenses                                 12,586           13,500             6,178
      Other                                            4,411              744               712
                                                 ----------------------------------------------
                                                      60,335           52,409            59,254
                                                 ----------------------------------------------

Income from operations                                99,620           51,339             9,531
  Dividend income                                      1,370            1,017             1,304
                                                 ----------------------------------------------
Income from operations before provision
  for income taxes                                   100,990           52,356            10,835
Provision for income taxes                            37,792           14,248             2,445
                                                 ----------------------------------------------
Net income                                       $    63,198      $    38,108       $     8,390
                                                 ==============================================
Basic earnings per common share                  $      0.01      $      0.01       $      0.00
Diluted earnings per common share                $      0.01      $      0.01       $      0.00
Average shares of common stock outstanding:
  Basic                                            4,840,207        3,897,524         3,889,772
                                                 ==============================================
  Diluted                                          4,890,207        3,947,524         3,910,046
                                                 ==============================================

See accompanying notes

                                   FRMO Corp.
                        Statement of Stockholders' Equity



                                                    Series R                                                    Additional
                                                 Preferred Stock                        Common Stock             Paid-In
                                               Shares          Amount             Shares          Amount          Capital
                                         ----------------------------------------------------------------------------------------
Balance, February 28, 2001                           --      $        --       36,000,000      $    36,000      $ 3,232,000

  Issuance of new stock for the
    assignment of research agreements                --               --           83,459               83           54,886
  Issuance of new stock for the
    assignment of subscription revenue               50               --               --               --           26,250
  Issuance of new stock for the
    acquisition of 7.71% of Kinetics
    Advisors, LLC and 50% of Finder's
    Fee Share Interest                               --               --              315               --               --
  Net income (loss)                                  --               --               --               --               --
                                         ----------------------------------------------------------------------------------------
Balance, February 28, 2002                           50       36,083,774           36,083        3,313,136            7,839
  Non-cash compensation expense                      --               --               --               --            9,000
  Net income (loss)                                  --               --               --               --               --
                                         ----------------------------------------------------------------------------------------
Balance, February 28, 2003                           50               --       36,083,774           36,083        3,322,136
                                         ----------------------------------------------------------------------------------------
  Subscription payment for stock
    held in escrow                                   --               --               --               --               --
  Unrealized gain on marketable                      --               --               --               --               --
     securities                                      --               --               --               --               --
  Non-cash compensation expense                      --               --               --               --           12,000
  Net income (loss)                                  --               --               --               --               --
                                         ----------------------------------------------------------------------------------------
Balance, February 29, 2004                           50      $        --       36,083,774      $    36,083      $ 3,334,136
                                         ========================================================================================

                                                          Receivables
                                                           from Share-      Unrealized
                                          Retained         holders for         Gain on          Total
                                          Earnings        Common Stock       Marketable      Stockholders'
                                          (Deficit)         Issuance         Securities         Equity
                                         -----------------------------------------------------------------
Balance, February 28, 2001               $      (551)      $(3,218,625)      $        --      $    48,824
                                                                                              -----------
  Issuance of new stock for the
    assignment of research agreements             --                --                --           54,969
  Issuance of new stock for the
    assignment of subscription revenue            --                --                --           26,250
  Issuance of new stock for the
    acquisition of 7.71% of Kinetics
    Advisors, LLC and 50% of Finder's
    Fee Share Interest                            --                --                --               --
  Net income (loss)                            8,390                --                --            8,390
                                         -----------------------------------------------------------------
Balance, February 28, 2002                (3,218,625)               --           138,433
  Non-cash compensation expense                   --                --                --            9,000
  Net income (loss)                           38,108                ~~                ~~           38,108
                                         -----------------------------------------------------------------
Balance, February 28, 2003                    45,947        (3,218,625)               --          185,541
                                         -----------------------------------------------------------------
  Subscription payment for stock
    held in escrow                                --           225,000                --          225,000
  Unrealized gain on marketable                   --                --                --               --
     securities                                   --                --             1,036            1,036
  Non-cash compensation expense                   --                --                --           12,000
  Net income (loss)                           63,198                --                --           63,198
                                         -----------------------------------------------------------------
Balance, February 29, 2004               $   109,145       $(2,993,625)      $     1,036      $   486,775
                                         =================================================================

See accompanying notes

                                                    FRMO Corp.
                                             Statements of Cash Flows

                                                                 Year ended      Year ended      Year ended
                                                                February 29,    February 28,    February 28,
                                                                    2004            2003            2002
                                                                 ------------------------------------------
Cash flows from operating activities
Net income                                                       $   63,198      $   38,108      $    8,390
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Amortization of research agreements                            7,725           7,359           9,676
       Non-cash loss from unconsolidated subsidiary                      --             205              --
       Non-cash compensation                                         12,000           9,000              --
       Changes in operating assets and liabilities:
         Other current assets                                       (21,137)        (19,386)          1,823
         Accounts payable and accrued expenses                       10,162          12,004          15,859
         Deferred income                                              5,023           4,302           2,706
                                                                 ------------------------------------------
Net cash provided by operating activities
                                                                     76,971          51,592          38,454
                                                                 ------------------------------------------

Cash flows from investing activities
Purchase of marketable securities                                   (35,864)             --              --
Proceeds from sale of FRM NY Capital, LLC                             5,000              --              --
                                                                 ------------------------------------------

Net cash used in investing activities                               (30,864)             --              --
                                                                 ------------------------------------------

Cash flows from financing activities
Payment for release of stock held in escrow                         225,000              --              --
                                                                 ------------------------------------------
Net cash provided by financing activities                           225,000              --              --
                                                                 ------------------------------------------

Net increase in cash and cash equivalents                           271,107          51,592          38,454
Cash and cash equivalents, beginning of year                        135,003          83,411          44,957
                                                                 ------------------------------------------
Cash and cash equivalents, end of year                           $  406,110      $  135,003      $   83,411
                                                                 ==========================================

Additional cash flow information
Interest paid                                                    $       --      $       --      $       --
                                                                 ==========================================
Income taxes paid                                                $   12,926      $       --      $      155
                                                                 ==========================================

Non-cash investing and financing activities
Preferred stock issued in consideration for the acquisition
  of research agreements                                         $       --      $       --      $   26,250
                                                                 ==========================================

Common stock issued in consideration for the assignment
  of subscription revenues                                       $       --      $       --      $   54,886
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

5.    Intangible Assets

      Intangible assets consist of the following:

                                                February 29,     February 28,
                                                    2004             2003
                                                 ----------       ----------
            Research agreements                  $   51,003       $   51,003
            Subscription revenue                     26,250           26,250
                                                 ----------       ----------
                                                     77,253           77,253
            Less accumulated amortization            20,795           13,069
                                                 ----------       ----------
            Intangible assets, net               $   56,458       $   64,184
                                                 ==========       ==========

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

                                                  Year ended     Year ended     Year ended
                                                 February 29,   February 28,   February 28,
                                                     2004           2003           2002
                                                 -----------    -----------    -----------
            Weighted average common shares         4,840,207      3,897,524      3,889,772
            Effect of dilutive securities:
              Conversion of preferred stock           50,000         50,000         20,274
                                                 -----------    -----------    -----------
            Dilutive potential shares              4,890,207      3,947,524      3,910,046
                                                 ===========    ===========    ===========

9.    Income Taxes

      The provision for income taxes consist of the following:

                                    Year ended      Year ended      Year ended
                                   February 29,    February 28,    February 28,
                                       2004            2003            2002
                                   -----------     -----------     -----------
            Current:
              Federal              $    27,130     $     8,952     $     1,497
              State                     10,662           5,296             948
                                   -----------     -----------     -----------
            Total current               37,792          14,248           2,445
                                   ===========     ===========     ===========
            Deferred:
              Federal                       --              --              --
              State                         --              --              --
                                   -----------     -----------     -----------
            Total deferred                  --              --              --
                                   -----------     -----------     -----------
            Total                  $    37,792     $    14,248     $     2,445
                                   ===========     ===========     ===========


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

      The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                                February 29,       February 28,      February 28,
                                                    2004               2003              2002
                                                -----------        -----------        -----------
      Statutory federal income tax
        expense rate                                   34.0%              34.0%            34.0 %
      Adjustment for utilization of
        lower tax brackets                            (12.5)             (19.2)             (19.0)
      State taxes, less federal tax effect              6.1                2.3                7.6
      Permanent differences                             5.8                5.8                 --
      Other                                             4.0                4.3                 --
                                                -----------        -----------        -----------
                                                       37.4%              27.2%              22.6%
                                                ===========        ===========        ===========

11.   Supplemental Financial Information
      Selected Quarterly Financial Data (Unaudited)

                                                                              Quarter
                                             --------------------------------------------------------------------------
                                                First          Second           Third          Fourth          Total
                                             ----------      ----------      ----------      ----------      ----------
Year ended February 29, 2004
Total revenue                                $   23,257      $   26,427      $   40,514      $   69,757      $  159,955
                                             ==========      ==========      ==========      ==========      ==========
Income from operations                       $   10,993      $    8,482      $   27,707      $   52,438      $   99,620
                                             ==========      ==========      ==========      ==========      ==========
Net income                                   $    8,075      $    6,067      $   21,026      $   28,030      $   63,198
                                             ==========      ==========      ==========      ==========      ==========
Earnings per common share:
  Basic                                      $       --      $       --      $       --      $       --      $     0.01
                                             ==========      ==========      ==========      ==========      ==========
  Diluted                                    $       --      $       --      $       --      $       --      $     0.01
                                             ==========      ==========      ==========      ==========      ==========
Number of shares used in computation of
  earnings per share:
  Basic                                       3,897,524       3,897,524       4,485,902       6,137,195       4,840,207
                                             ==========      ==========      ==========      ==========      ==========
  Diluted                                     3,947,524       3,947,524       4,535,902       6,187,195       4,890,207
                                             ==========      ==========      ==========      ==========      ==========


                                                                              Quarter
                                             --------------------------------------------------------------------------
                                                First          Second           Third
                                             (Restated)      (Restated)       (Restated)       Fourth          Total
                                             ----------      ----------      ----------      ----------      ----------
Year ended February 28, 2003
Total revenue                                $   25,783      $   26,971      $   26,614      $   24,380      $  103,748
                                             ==========      ==========      ==========      ==========      ==========
Income (loss) from operations                $   11,898      $    9,357      $   12,525      $   17,559      $   51,339
                                             ==========      ==========      ==========      ==========      ==========
Net income (loss)                            $    9,509      $    3,260      $    2,039      $   23,300      $   38,108
                                             ==========      ==========      ==========      ==========      ==========
Earnings (loss) per common share:
  Basic                                      $       --      $       --      $       --      $       --      $     0.01
                                             ==========      ==========      ==========      ==========      ==========
  Diluted                                    $       --      $       --      $       --      $       --      $     0.01
                                             ==========      ==========      ==========      ==========      ==========
Number of shares used in computation of
  earnings per share:
  Basic                                       3,897,524       3,897,524       3,897,524       3,897,524       3,897,524
                                             ==========      ==========      ==========      ==========      ==========
  Diluted                                     3,947,524       3,947,524       3,947,524       3,947,524       3,947,524
                                             ==========      ==========      ==========      ==========      ==========

During the fourth quarter of the fiscal year ended February 28, 2003, the Company reevaluated its accounting for its investment in Kinetics Advisers, LLC, correcting it from the equity method to the cost method. As a result, the Company recorded an adjustment that reduced revenues and net income by $22,000. Accordingly, the first, second and third quarters of that fiscal year are restated as set forth above by a reduction in total revenue and net income by approximately $6,000, $8,000 and $8,000 respectively. As a result the restated amounts set forth above for those periods do not agree to amounts previously reported in prior filings.