Form 10-Q/A
period 2004-11-30
FRMO CORP
filed 2005-05-04
CIK 1042017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                   -----------
                                 Amendment No. 1

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
                                   ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at December 7, 2004: 36,088,361

                                   Form 10-Q/A
                             Amendment No. 1 for the
                             Quarterly Period Ended
                                November 30, 2004

      This Amendment No. 1 is filed to correctly report the effect of the accounting change required to be reported pursuant to EITF 03-16 as the cumulative effect of a change in accounting principle. This requires that the requisite change from the cost to equity method of accounting for the Company's investment in Kinetics Advisors, LLC for the quarters prior to February 28, 2004, amounting to $368,925, net of income taxes of $245,000, be reported in the first quarter of the fiscal year which commenced on March 1, 2004. This Amendment reports the statements of income (page 4) for the three and nine months ended November 30, 2003 as reported in the 10-Q reports originally filed for those periods without including income from the investment in Kinetics Advisors LLC retroactively on the equity method. The cumulative effect of the change from the cost to equity method for periods prior to February 28, 2004, amounting to $368,925 net of income taxes of $245,000 is reported in the first quarter ending May 31, 2004 and in this amended 10-Q as shown for the nine months ended November 30, 2004. The effect of this amendment at page 4 is to increase the net income for the nine months ended November 30, 2004 from the $464,830 previously reported in the 10-Q report for this period to $833,755 as shown on page 4 with the separate identification of the cumulative effect and the pro-forma amounts if the new equity method were to be applied retroactively. Conforming changes were made in the statements at pages 3 and 5 as well as Notes 1, 2 and 6 and Management's Discussion and Analysis.

                                   FRMO CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                                                                                           Page No.
                                                                                                           --------
                         PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements.........................................................................  2
               Balance Sheets - November 30, 2004 (Unaudited) and February 29, 2004 ........................  3
               Statements of Income (Unaudited) - Three and nine months ended November 30, 2004 and 2003....  4
               Statements of Cash Flows (Unaudited) - Nine months ended November 30, 2004 and 2003..........  5
               Notes to Financial Statements (Unaudited) ...................................................  6

ITEM 2.        Management's Discussion and Analysis of Results of Operations and Financial Condition........  9

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk ..................................  11

ITEM 4.        Controls and Procedures .....................................................................  11


                           PART II - OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K ............................................................  12

SIGNATURES  ................................................................................................  13
CERTIFICATIONS  ............................................................................................  14

                                   FRMO Corp.
                                 Balance Sheets

                                                              November 30,     February 29,
                                                                 2004               2004
                                                              -----------------------------
                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                 $   560,127       $   406,110
    Accounts receivable                                            87,799            41,637
    Investments                                                   240,936            36,900
                                                              -----------------------------
Total current assets                                              888,862           484,647
                                                              -----------------------------

Other assets:
    Investment in unconsolidated subsidiary                     1,098,532                --
    Intangible assets, net of accumulated
      Amortization                                                 53,760            56,458
                                                              -----------------------------
Total other assets                                              1,152,292            56,458
                                                              -----------------------------
Total assets                                                  $ 2,041,154       $   541,105
                                                              =============================

Liabilities and Stockholders' equity
Current liabilities:
    Accounts payable, accrued expenses and
      other current liabilities                               $    24,915       $    20,187
    Income taxes payable                                           87,884            22,112
    Deferred income                                                17,969            12,031
                                                              -----------------------------
Total current liabilities                                         130,768            54,330
Deferred income taxes payable                                     439,000                --
                                                              -----------------------------
Total Liabilities                                                 569,768            54,330
                                                              -----------------------------

Stockholders' equity:
    Preferred stock - $.001 par value;
      Authorized - 2,000,000 shares;
      Issued and outstanding - 50 shares Series R                      --                --
    Common stock - $.001 par value;
      Authorized - 90,000,000 shares;
      Issued and outstanding - 36,088,361 and 36,083,774
        shares, respectively                                       36,088            36,083
    Capital in excess of par value                              3,346,571         3,334,136
    Unrealized gain on other current assets                        10,731                --
    Unrealized gain (loss) on marketable
    securities                                                    (14,602)            1,036
    Retained earnings                                             942,502           109,145
                                                              -----------------------------
                                                                4,321,290         3,480,400
    Less: Receivables from shareholders for
                 common stock issuance                          2,849,904         2,993,625
                                                              -----------------------------
Total stockholders' equity                                      1,471,386           486,775
                                                              -----------------------------

Total liabilities and stockholders' equity                    $ 2,041,154       $   541,105
                                                              =============================

See notes to interim financial statements including note 2, "Investments," concerning the change in accounting principle mandated by EITF 03-16.

                                   FRMO Corp.
                              Statements of Income
                                  (Unaudited)

                                                                                    Three months ended          Nine months ended
                                                                                        November 30,               November 30,
                                                                                     2004         2003          2004          2003
                                                                                  ----------------------      ----------------------
      Revenues
         Sub-advisory fees                                                        $     --      $     --      $    930      $     --
         Consulting                                                                 23,195        27,907        98,648        63,586
         Research fees                                                              25,621         9,496        75,549        20,833
         Subscription fees                                                           1,909         3,111         5,728         5,778
         Income from investments in
           unconsolidated subsidiaries                                             368,238            --       613,420            --
                                                                                  ----------------------      ----------------------
        Total Income                                                               418,963        40,514       794,275        90,197
                                                                                  ----------------------      ----------------------
      Costs and expenses
         Amortization                                                                2,275         1,931         6,138         5,794
         Contributed services                                                        3,000         3,000         9,000         9,000
         Accounting                                                                  2,500         2,250        12,805         6,750
         Shareholder reporting                                                       7,578         5,000        21,673        20,363
         Office expenses                                                               457           234           782           480
         Other                                                                          23           371            41           606
                                                                                  ----------------------      ----------------------
        Total costs and expenses                                                    15,833        12,786        50,439        42,993
                                                                                  ----------------------      ----------------------

      Income from operations                                                       403,130        27,728       743,836        47,204
          Dividend income                                                            1,815           273        13,937           747
                                                                                  ----------------------      ----------------------
      Income from operations before provision
          for income taxes                                                         404,945        28,001       757,773        47,951
      Provision for income taxes                                                   159,859         6,954       292,943        12,762
                                                                                  ----------------------      ----------------------

      Income before cumulative effect of a change in accounting
      principle                                                                   $245,086      $ 21,047      $464,830      $ 35,189
                                                                                  ----------------------      ----------------------

       Cumulative effect on prior quarters (to February 28, 2004) of changing
      from cost to equity method net of income taxes of $245,000                        --            --       368,925            --

      Net income                                                                  $245,086      $ 21,047      $833,755      $ 35,189
                                                                                  ======================      ======================
Basic and diluted earnings per common share:
Income before cumulative effect of a change in  accounting principle              $   0.03      $   0.00      $   0.07      $   0.01
Cumulative effect on prior quarters (to February 28, 2004) of change
  from cost to equity method                                                            --            --          0.06            --
      Net income                                                                  $   0.03      $   0.00      $   0.13      $   0.01
                                                                                  ======================      ======================
Pro-forma amounts assuming the new equity method is applied retroactively:
      Net income                                                                  $245,086      $ 60,946      $464,830      $235,471
      Net income per basic and diluted share                                      $   0.03      $   0.01      $   0.07      $   0.06

See notes to interim financial statements, including note 2, "Investments" which reviews the change in accounting principle for investments in unconsolidated subsidiaries from the cost method to the equity method.

                                   FRMO Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           November 30,
                                                                        2004           2003
                                                                     -------------------------
Cash flows from operating activities
Net income                                                           $ 833,755       $  35,189
Adjustments to reconcile net income to net cash
  provided by operating activities
     Cumulative effect of change in accounting principle              (368,925)             --
     Income from investment in unconsolidated subsidiary              (613,420)             --
     Deferred income taxes                                             194,000              --
     Amortization of research agreements                                 6,138           5,794
     Non-cash compensation                                               9,000           9,000
     Changes in operating assets and liabilities:
        Accounts receivable                                            (46,162)          7,449
        Accounts payable and accrued expenses                           70,102         (11,350)
        Deferred income                                                  5,938          (5,453)
                                                                     -------------------------
Net cash provided by operating activities                               90,426          40,949
                                                                     -------------------------

Cash flows from investing activities
     Distributions from investment in unconsolidated subsidiary        128,813              --

     Investment in limited partnership                                (200,000)             --
     Purchase of marketable equity securities                           (8,943)             --

                                                                     -------------------------
Net cash used in investing activities                                  (80,130)             --
                                                                     -------------------------

Cash flows from financing activities
     Payment for release of stock held in escrow                       143,721         178,520
                                                                     -------------------------
Net cash provided by financing activities                              143,721         178,520
                                                                     -------------------------

Net increase in cash and cash equivalents                              154,017         219,469
Cash and cash equivalents, beginning of period                         406,110         135,003
                                                                     -------------------------

Cash and cash equivalents, end of period                             $ 560,127       $ 354,472
                                                                     =========================

Additional cash flow information
Interest paid                                                        $      --       $      --
                                                                     =========================
Income taxes paid                                                    $  31,050       $   3,590
                                                                     =========================

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

As indicated in Note 2, below, a new accounting rule for an investment in limited liability companies (EITF 03-16) became effective for reporting periods beginning after June 15, 2004, which, for the Company, is its three month period ended November 30, 2004. This rule requires that the effect of its adoption be reported as the cumulative effect of a change in accounting principle. Accordingly, this has been so reported for the three and nine month periods ended November 30, 2004 in the statements of income and in the balance sheet at November 30, 2004. However, as Note 2 states (i) the net income for the prior periods in the statements of income, namely the three and nine month periods ended November 30, 2003, has not been restated but pro forma amounts for those two periods are shown assuming the new accounting rule is applied retroactively and (ii) the balance sheet at February 28, 2004 has not been restated.

2.    Investments

In February 2002, FRMO acquired an interest in Kinetics Advisors, LLC, now 8.4%. Pursuant to a new accounting rule (EITF 03-16), and as noted on page 10 of the Company's 10-Q Report for the Quarterly Period Ended August 31, 2004, effective September 1, 2004 the Company has changed its accounting policy regarding its investment in Kinetics Advisors, LLC to the equity method. Under the cost method used in periods prior to September 1, 2004, the Company included in revenue only the cash distributions that it received on this investment. Effective September 1, 2004, under the equity method, the Company also includes in revenue its proportionate share of the income earned in the period by Kinetics Advisors, LLC. As a result, the financial statements for the three and nine months ended November 30, 2004 include revenue from this investment of $368,238 and $613,420, respectively. Kinetics Advisors, LLC has a December 31 fiscal year, so that results for the nine months ended November 30, 2004 for the Company include the Company's share of the income of Kinetics Advisors, LLC for the nine months ended September 30, 2004. The effect of the change on the three and nine months ended November 30, 2004 was to increase income before the cumulative effect of a change in accounting principle by $202,312 ($0.03 per diluted share) and $290,764 ($0.05 per diluted share), respectively. The cumulative effect on prior quarters (to February 28, 2004) was to increase net income for the nine months ended November 30, 2004 by $368,925 ($0.06 per diluted share). The pro-forma amounts shown in the statements of income reflect the retroactive application of the change in accounting principle as if the equity method been in effect for those periods.

The investment in unconsolidated subsidiary on the balance sheet at November 30, 2004 of $1,098,532 consists of the Company's proportionate share of the net assets of Kinetics Advisors, LLC. The balance sheet at February 28, 2004 has not been restated.

Following is a summary of the unaudited financial position and results of operations of Kinetics Advisers, LLC:

                               September 30,
                         2004               2003
                     -------------------------------
Investments          $ 16,347,526       $  5,016,733
Other assets              614,843              1,376
Liabilities            (3,925,536)          (276,547)
Members' equity      $ 13,036,833       $  4,741,562

                     Three Months Ended              Nine Months Ended
                        September 30,                  September 30,
                   2004            2003            2004            2003
                ----------------------------------------------------------
Net income      $4,001,379      $  829,640      $5,751,085      $3,966,119

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

Intangible assets consist of the following:

                                  November 30,   February 29,
                                     2004            2004
                                   -------------------------
Research agreements                $  51,003       $  51,003
Subscription revenue                  26,250          26,250
Sub-advisory revenue                   3,440              --
                                   -------------------------
                                      80,693          77,253

Less accumulated amortization         26,933          20,795
                                   -------------------------
Intangible assets, net             $  53,760       $  56,458
                                   =========================

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

                                         Three months ended            Nine months ended
                                             November 30,                 November 30,
                                         2004           2003           2004         2003
                                      ------------------------      ------------------------
Weighted average common shares        7,589,321      4,485,902      6,576,087      4,093,650
Effect of dilutive securities:
   Conversion of preferred stock         50,000         50,000         50,000         50,000
   Exercise of stock options             39,382         16,154         31,964          7,015
                                      ------------------------      ------------------------
Dilutive potential common shares      7,678,703      4,552,056      6,658,051      4,150,665
                                      ========================      ========================

5.    Compensation For Contributed Services

Two officers/shareholders performed services for the Company during the nine months ended November 30, 2004 and 2003 for which no compensation was paid. The Company recorded a charge to operations for these contributed services of $9,000 and a corresponding credit to paid-in-capital for each period.

6.    Income Taxes

The provision for income taxes consists of the following:

                      Three months ended           Nine months ended
                         November 30,                 November 30,
                      2004          2003           2004         2003
                    ----------------------      ----------------------
Current:
  Federal           $ 20,000      $  4,245      $ 84,000      $  7,800
  State                5,859         2,709        14,943         4,962
                    ----------------------      ----------------------
Total current         25,859         6,954        98,943        12,762
                    ----------------------      ----------------------

Deferred:
  Federal            114,000            --       165,000            --
  State               20,000            --        29,000            --
                    ----------------------      ----------------------
Total deferred       134,000            --       194,000            --
                    ----------------------      ----------------------

Total               $159,859      $  6,954      $292,943      $ 12,762
                    ======================      ======================

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

RESULTS OF OPERATIONS

2004 Period Compared to the 2003 Period

The Company's revenues from operations for the three months ended November 30, 2004 ("2004") were $418,963, an increase of $378,449, as compared to $40,514 for the three months ended November 30, 2003 ("2003"). The increase in the three-month period was due principally to an increase in revenue from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC); see Note 2, "Investments", above and, to a lesser extent, the increase in research fees. The Company's revenues from operations for the nine months ended November 30, 2004 ("2004") were $794,275, as compared to $90,197 for the nine months ended November 30, 2003 ("2003"). The increase of $704,078 in the nine-month period was principally attributable to the increase in income from investments in unconsolidated subsidiaries (Kinetics Advisors, LLC) and, to a lesser extent, the increase in research fees.

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

For the reasons noted above as well as an adjustment for income tax expense, the Company's income before cumulative effect of a change in accounting principle for the three months ended November 30, 2004 increased by $224,039 to $245,086, as compared $21,047 in 2003. For the same reasons, income before cumulative effect of a change in accounting principle for the nine months ended November 30, 2004 was $464,830, as compared to $35,189 for the same period in 2003, an increase of $429,641.

Some discussion is required with respect to an asset which, by reason of a change in the method of accounting, as discussed in Note 2 above, has had a large impact on the FRMO financial statements. This is the minority interest in

Kinetics Advisors, LLC, acquired by the Company in February 2002, which controls and provides investment advice to several mutual and hedge funds. Kinetics Advisors has elected to reinvest in two of the funds the major portion of the fees to which it is entitled from them. As a consequence, FRMO does not receive its proportional interest in those fees until such time that Kinetics Advisors itself elects to or is required to receive them. Under generally accepted accounting principles, as they applied in fiscal 2003 and 2004, FRMO recorded this investment on a cost basis. As of September 1, 2004, the Company has applied the equity method and reports the effect of the new accounting rule as the cumulative effect of a change in accounting principle. See Note 1, "Basis of Presentation", above. This is in accordance with the new accounting rule EITF 03-16, "Accounting for Investments in Limited Liability Companies."

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

Effects of New Accounting Pronouncements

The Company previously accounted for its 8.4% investment in Kinetics Advisers, LLC using the cost method of accounting at February 29, 2004. In March 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments In Limited Liability Companies". Under EITF 03-16, investments in limited liability companies that have separate ownership accounts for each investor greater than 3 to 5 percent should be accounted for under the equity method. Effective September 1, 2004, the Company has changed its method of accounting for this investment so that it now records its pro rata share of Kinetics Advisers income (loss) each period. See Notes 1 and 2 above.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      31.1- Certification by the Chief Executive Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.

      31.2- Certification by the Chief Financial Officer Pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.

      32.1- Certification of the Chief Executive Officer and Chief Financial
            Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 4, 2005